Form 10KSB
period 1996-04-30
ENVIRONMENTAL TECHNOLOGIES USA INC
filed 1996-08-13
CIK 885769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended: April 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number: 0-22736


                      ENVIRONMENTAL TECHNOLOGIES USA, INC.
               (Name of the small business issuer in its charter)

          MINNESOTA                                              41-1704709
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             325 Cedar Avenue South
                          Minneapolis, Minnesota 55454
                    (Address of principal executive offices)

                         The Issuer's telephone number,
                       including area code: (612) 371-2018


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No    [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Company's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company's revenues for the fiscal year ended April 30, 1996 were $1,873,725.

         As of July 26, 1996, 23,404,882 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq System), excluding outstanding shares beneficially owned by directors and officers, was approximately $5,674,683. The Company effected a 1 for 10 reverse stock split effective August 5, 1996.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]



                                     PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."



ITEM 1.           BUSINESS

GENERAL

         Environmental Technologies USA, Inc. ("ETI" or the "Company") is a holding company that acquires innovative technologies for the purpose of developing, manufacturing, marketing and distributing environmentally friendly products and services. The Company's two main subsidiaries are engaged in developing, manufacturing, marketing and distributing degradable and recycled products. Through these two subsidiaries, the Company currently owns or holds licenses to eight patents relating to its proprietary technologies.

         Through its United Recycling, Inc. ("URI") subsidiary, a development stage company founded in February 1990 and acquired by the Company in April 1992, the Company is developing and refining proprietary recycling processes for the conversion of post-consumer (used) carpeting into fibers and resins suitable for injection molding or extrusion into a wide variety of products or for use as a feedstock for the non-woven fabrics industry. The Company owns 100% of the currently outstanding common stock of URI. Fluor Daniel, Inc., a global engineering, construction and diversified services company ("Fluor Daniel"), has entered into a strategic relationship with URI and owns 125,000 shares of URI's Series A Preferred Stock (the "URI Preferred Stock"), which is convertible into an equal number of shares of URI's common stock.

         Through its Clean Green Packing Company of Minnesota, Inc. ("CGP") subsidiary, founded in January 1991 and acquired by the Company in November 1992, the Company is developing, manufacturing, marketing and distributing, directly and through distributors in 10 states, an environmentally safe, degradable, starch-based, foam loose-fill packing material that degrades on direct contact with water and is a substitute for expanded polystyrene loose-fill packing peanuts and other cushioning materials.

         ETI has been investigating various alternatives for raising capital. One such alternative is the potential sale of substantially all of the assets of CGP. Although ETI has entered into negotiations regarding the sale of substantially all of the assets of CGP, no definitive agreement has been reached at this time, and there can be no assurance that such an agreement will be reached. Approximately 75% of the Company's net sales in 1996 were attributable to CGP. See Note 4 of Notes to Consolidated Financial Statements.

         ETI was incorporated in Minnesota in September 1991. ETI's executive offices are located at 325 Cedar Avenue South, Minneapolis, Minnesota 55454, and its telephone number is (612) 371-2018.

INDUSTRY BACKGROUND AND MARKETS

         UNITED RECYCLING. The Carpet and Rug Institute has estimated that over
3.5 billion pounds of carpet in the United States this year will be deemed to have reached the end of its useful life and will be removed from residences, office buildings and other locations. In addition, another several hundred million pounds of carpet waste will be left over this year from the carpet manufacturing process. This used carpet and carpet waste, which is estimated to comprise 1% of the municipal solid waste stream by weight and almost 2% by volume, will be disposed of primarily in landfills, with a smaller portion going to incinerators.

         Carpet fibers are comprised primarily of nylon, polypropylene, polyester and other synthetic polymers that do not degrade. Carpet is therefore an undesirable element in most landfills and has been categorized as a problem waste material by many states. Legislation regulating or prohibiting the disposal of used carpet in landfills is under discussion by federal, state and local governments. At the same time, the polymers that comprise a significant portion of used carpet are potentially valuable. This is particularly true of nylon which, depending on its application, sells for between $.60 and $3.00 per pound.

         Nylon Market. Nylon has myriad applications, including use in making molded thermoplastic products and extrusion into fibers for textiles, carpets and industrial use. According to PCI-Fibres & Raw Materials, in 1995 over 11 billion pounds of nylon resin and nylon fibers were produced and sold worldwide at an aggregate price of approximately $15 billion. This organization has forecast 1996 sales at over 11.5 billion pounds.

         In spite of the substantial production capability worldwide, the demand for nylon resin has exceeded the supply. For example, according to the Society of Plastics Industries, even though the amount of nylon resins for thermoplastics production applications increased from 511 million pounds in 1984 to 972 million pounds in 1994, the utilization rate of that capacity increased from 73.2% in 1990 to 97.0% in 1994.

         Recycled Nylon Market. Currently, recycled nylon resins, like those produced by URI, comprise a small portion of the nylon resin market. Many companies that manufacture products from nylon resin, however, have indicated a growing interest in recycled resins. As in the metal, paper and plastic recycling industries, this growing interest has been fueled not only by economic considerations, but also by environmental concerns. One example is the market for thermoplastics (i.e., engineered plastic resins that are used in automotive and industrial applications). According to the May 1995 issue of Modern Plastics, automobile manufacturers are committed to increasing the recycled content of their new models, and URI believes that a significant portion of automobile components that are currently made from virgin nylon resins are candidates to be made from recycled nylon resins. A second important market for recycled nylon is as a feedstock for depolymerization processes that reduce the nylon to its basic chemical components, that are in turn reused for the production of virgin nylon. While the current depolymerization techniques for one type of nylon (nylon 6,6) are generally considered not to be cost effective, the separate patented processes recently developed by two major chemical companies for another type of nylon (nylon 6) may well prove to be cost effective.

         Another, and as yet untapped, market for recycled nylon resins is for use in fiber applications, particularly the fibers used for manufacturing carpet. To date, the high level of purity required in order to spin nylon resins into most carpet fibers has presented an obstacle to the use of recycled nylon resins for this purpose. This market, which utilizes almost 2 billion pounds of nylon fibers per year, will be achievable only if the Company can achieve the high level of purity required for effective spinning.

         Synthetic Fibers Market. The U.S. Department of Commerce estimates that approximately 9 billion pounds of fibers, with a value of over $12 billion, were produced in the United States in 1993 from synthetic materials. Of course, nylon in resin form is often spun into fiber, and a large portion of the 9 billion pounds of fibers is nylon fibers. These synthetic fibers, including nylon fibers, were used in numerous applications, including apparel, home textiles, industrial and consumer products, and specialty applications such as biological and industrial filters. The synthetic fibers market consists of two main submarkets, the woven fabrics market, which includes apparel and other types of cloth, and the non-woven fabrics market.

         Recycled Synthetic Fibers Market. In addition to the 9 billion pounds of synthetic fibers produced each year, fibers from approximately 4 billion pounds of textiles and textile scrap are recovered and recycled each year, according to Scrap Processing and Recycling. Most recycled synthetic fibers are part of the non-woven fabrics market, which market includes the gray felt and white felt markets. A recent URI market study indicated that the non-woven fabrics market is growing at a rate of 5% to 6% per year and that specialization in this market, in terms of companies producing products to express customer specifications, is increasing.

         In the United States alone, it is estimated that more than 500 million pounds of gray felt is purchased annually for use in a wide variety of padding applications. Familiar uses include padding installed under commercial floor coverings, and sound and vibration deadening insulation in trunk and passenger compartments of automobiles. Gray felt is also used extensively in mattresses and upholstered furniture products.

         Gray felt has traditionally been produced from waste fabric fibers. Recently, however, recycled carpet fibers have been introduced as an acceptable and attractive feedstock for gray felt and have since come to be viewed as a premium component of gray felt due to the durability of such fibers. At the same time, the volume of waste from carpet manufacturing, a traditional source of waste fabric fibers, has been declining due to improvements in the carpet manufacturing process.

         URI has recently discovered, in connection with its market study of the non-woven fabrics market, two additional markets that it believes can utilize its products. The first market, the "white felt" market, uses mixed fibers of higher purity and lighter coloration that those used for gray felt. Typical uses for these fibers, which command significantly higher prices per pound than those used in the gray felt market, are in fiberfill applications for clothing and pillows. The Company believes that the fibers from the polypropylene carpet backings may be well suited for this market. The second potential additional market is for use of the Company's product as feedstock in the manufacture of carpet padding.

         CLEAN GREEN PACKING. The shipping and packaging industry is an approximately $32 billion per year industry. Generally, the industry utilizes products manufactured from wood and paper source materials or from plastic raw materials to manufacture a wide variety of shipping and packaging materials including boxes, containers, void fill and cushioning products. The shipping and packaging industry can be segmented further into (i) the shipping containers industry and (ii) the void fill or cushioning materials or "packing" industry. Void fill or cushioning materials are used inside shipping containers to pack (fill empty space), protect and cushion the products transported in shipping containers.

         Packing industry products include loose-fill, shredded paper, polystyrene foam blocks and shapes, a variety of bubble and foam wraps, and polyurethane foams. The market for loose-fill consists of two segments: small or medium sized users that purchase by the bag; and large users that purchase in bulk trailer loads. While approximately 70% of loose-fill customers purchase by the bag, approximately 60% of loose-fill volume is sold in bulk form to a small number of heavy users.

         Loose-fill as a packing material has grown over the past 25 years into an estimated market of more than 80 million pounds. The loose-fill market is served by two basic, largely interchangeable products: expanded polystyrene loose-fill; and starch-based loose-fill. Starch-based loose-fill, although offering certain favorable disposal and environmentally friendly features, still must compete with expanded polystyrene loose-fill on the basis of price and quality. The expanded polystyrene loose-fill market rose approximately 22% in the mid 1980s before plateauing, and has declined slightly since that time. External market and economic forces, including a growing dissatisfaction with expanded polystyrene loose-fill from an environmental and disposal perspective prompted shippers to seek alternative packing materials in the late 1980s and early 1990s. In January 1994, Modern Plastics estimated that approximately 79 million pounds of petroleum-based, expanded polystyrene loose-fill beads were sold during 1993 at wholesale in the United States. CGP estimates that such products were converted into approximately 250 million cubic feet of packing material, representing approximately $100 million in sales.

         Shipping and packaging products represent approximately 30% of the total solid waste stream generated in the United States each year, and the shipping and packaging industry is one of the country's largest sources of waste material by virtue of its reliance on throw-away materials such as paper and polystyrene, including high volume to weight ratio products like expanded polystyrene loose-fill. Until recently, most packing materials were disposed of conventionally in a landfill, without regard to long-term environmental consequences.

         While efforts to recycle expanded polystyrene loose-fill have increased in recent years, CGP believes that most expanded polystyrene loose-fill is still disposed of in landfills, where it does not degrade. Surveys have shown that most consumers of packing material would select environmentally safe packing material, if the product was comparable in quality and price to non-environmentally safe packing material. The packing material industry has responded to these developments in the industry by developing starch-based loose-fill, using more crushed and shredded paper as a packing material, and designing packing products that use less material for the purpose of source reduction.

         The use of polystyrene for packing material has also begun to face increased legislative scrutiny. In 1992, Hennepin County, Minnesota, the location of CGP's current operations, enacted regulations that require all governmental departments to use starch-based packing material. Similarly, in 1993 the State of Minnesota passed legislation that requires all state government units to ask vendors to switch to degradable loose-fill packing material. Many other states and local government entities have enacted or are debating regulations that would ban or restrict the use of polystyrene packing materials.

TECHNOLOGY AND PRODUCTS

         UNITED RECYCLING. Residential and commercial carpet is constructed of face fibers that comprise the upward-facing pile upon which people walk, a primary woven backing onto or through which the face fibers are secured, and a secondary woven backing to provide stability, which is glued to the primary backing with a latex adhesive containing calcium carbonate as a filler. The face fibers of approximately two-thirds of existing carpet are comprised of nylon face fibers, with the face fibers of the balance of existing carpet comprised of polypropylene, wool and polyester. The two backings are comprised of either polypropylene or jute, a natural vegetable fiber.

         Before actually processing the carpet, URI first removes any significant contaminants or foreign objects that may be present. The carpet pieces are then graded and sorted by type of face fiber and placed in separate piles for processing. Currently, most of the handling is done manually, and the testing is time-consuming. URI believes that the handling can be automated and the efficiency of the testing process improved. URI has recently incorporated the use of infrared sensing equipment in the testing process.

         Following removal of contaminants and grading and sorting, the carpet is subjected to a mechanical process that extracts the carpet fibers from the carpet. In the past, URI's old manufacturing technology resulted in inconsistent purity levels, depending on the type of carpet fiber used in the process, and an average throughput of only 150 pounds of carpet per hour. URI abandoned its old manufacturing technology, and before June 1996, was not producing any product. URI recently purchased and in June 1996 completed partial installation of a technology that uses technology and equipment developed for the textile industry that URI has determined is suitable for processing used carpet. This technology, referred to as the "Traweek Technology," extracts individual fibers from whole carpet and then opens the fibers while removing most of the calcium carbonate. The resulting "fluff" is comprised of a mixture of the face fibers and fibers from the backing material, with trace amounts of calcium carbonate and latex.

         URI believes that the Traweek Technology when fully operational will have a throughput of up to 5,000 pounds per hour, and, more importantly, will produce products with 10% or less calcium carbonate contamination. The mixed fibers fluff product, before any further processing, can serve as an attractive feedstock for the non-woven fabrics industry. Furthermore, although the Traweek Technology produces output with unavoidable "cross fiber" contamination of the nylon face fibers by polypropylene from the backings, URI has found that by adding certain chemical "compatiblizers" to the mixed fiber fluff, URI is able to produce a product with 80%-85% of the attractive properties of the pure nylon resins used in certain thermoplastics applications. This chemically treated mixed fiber fluff still cannot, however, generally be sold for use in industries that require products with essentially all of the attractive properties of pure resins, such as the carpet manufacturing industry and certain segments of the injection molding industry.

         In 1994, URI purchased the exclusive license for a patented technology that URI believes will enable it to produce products with higher purity than the mixed fiber fluff produced by the Traweek Technology. This technology, referred to as the "carpet decompiling machine" technology (the "CDM Technology"), separates the carpet components through (i) a heat and mechanical treatment that weakens the adhesive that holds the carpet face fibers and backings together,
(ii) the mechanical separation of the secondary backing, (iii) the mechanical stripping of the face fibers from the primary backing, and (iv) the mechanical removal of calcium carbonate filler and adhesive from the fibers and backings. The CDM Technology is projected to result in a throughput of up to 2,500 pounds of carpet per hour.

         In October 1995, URI entered into a series of four complementary agreements with Fluor Daniel (the "Fluor Daniel Agreements") to define their strategic relationship. Pursuant to the Fluor Daniel Agreements, Fluor Daniel has agreed to assist URI in moving the CDM Technology from a laboratory setting to full-scale commercial production and to provide URI with certain design, fabrication, testing, engineering, procurement, construction and other services in connection with establishing full-scale production facilities. The Fluor Daniel Agreements provide that Fluor Daniel is designated as the exclusive engineer/contractor for all of URI's planned production facilities in North America, subject to certain conditions regarding the ability of the parties to negotiate a satisfactory contract. In April 1996, URI suspended Fluor Daniel's services under the Fluor Daniel Agreements pending further funding.

         The Fluor Daniel Agreements also set forth the terms and conditions pursuant to which Fluor Daniel acquired its equity interest in URI. Pursuant to these agreements, Fluor Daniel acquired 125,000 shares of URI's Preferred Stock in exchange for a $500,000 promissory note, redeemable by URI in the form of Fluor Daniel's performance of services under the Fluor Daniel Agreements. Each share of URI Preferred Stock is currently convertible into one share of URI Common Stock. Each share of URI Preferred Stock is entitled to one vote for each share of URI Common Stock into which it is convertible.

         The Fluor Daniel Agreements provide that either party may terminate the agreements upon 15 days notice in the event that (i) a party materially breaches its obligations, (ii) the parties fail to reach agreement, despite their good faith efforts, on the terms of a contract relating to the engineering, procurement and construction of the production facilities, or (iii) the parties jointly agreed-to financial projections for a project indicate that the project will not meet the required return on investment necessary for investment by third parties. In the event that any of the Fluor Daniel Agreements are terminated, all of such agreements will be terminated.

         The CDM Technology cleanly separates the face fibers from the backings with little or no appreciable cross-fiber contamination and less than 10% calcium carbonate contamination, which URI believes can be nearly eliminated by post-processing. Although the resulting nylon face fibers will retain coloration, they will represent essentially pure resins with all of the production properties or virgin resins. These fibers can then be sold in the form of fluff, extruded into the pellet form most familiar to resin purchasers, sold as homogeneous fibers to the textile industry, or used in depolymerization processes to produce the chemical building blocks of nylon. Because of residual coloration and trace elements of latex, the CDM Technology produced fibers currently cannot, however, be used in certain fiber respinning applications, such as those necessary for the manufacture of carpet.

         Although the CDM Technology has been proven by URI in a laboratory setting, URI has not yet implemented the CDM Technology on a full-scale, commercial production basis. Pursuant to the Fluor Daniel Agreements, Fluor Daniel has agreed to assist URI in the design, fabrication and testing that is necessary to move the CDM Technology from the laboratory setting to full scale, commercial production. To date, the Fluor Daniel and URI technical team has completed their analysis and evaluation of the technology related to the CDM Technology and fabricated the necessary equipment and are currently operating a test bench with many of the capabilities of the full-scale production equipment. The ability of the CDM Technology to remove the secondary backing from face fibers has not been proven on a test bench basis. In April 1996, URI suspended Fluor Daniel's services under the Fluor Daniel Agreements due to a shortage of funds. URI projects completion and performance testing of a commercial scale CDM in the first half of 1997, although this estimate of completion and performance testing may be adjusted because of the current suspension of Fluor Daniel's services.

         Even if URI is able to implement the CDM Technology on a full-scale, commercial production basis, the purity levels currently anticipated to result from the CDM Technology may not be sufficient for sales on more than a limited basis to the carpet manufacturing industry. As a result, URI is currently discussing with a large chemical company the joint development of complementary technologies that will allow URI's manufacturing technology to produce resins approaching 100% purity without coloration.

         CLEAN GREEN PACKING. CGP's proprietary product is a degradable, starch-based, foam loose- fill packing material that is an alternative to the more popular polystyrene packing "peanut" commonly used to cushion materials packaged and shipped in boxes. CGP loose-fill weighs approximately 0.65 lbs. per cubic foot and is offered in 12 cubic foot boxes or bags, or in bulk. Pricing varies with the quantity and frequency of purchase. CGP's average sales price during fiscal 1996 was approximately $0.76 per cubic foot for non-bulk rate customers and approximately $0.54 per cubic foot for bulk rate customers.

         CGP loose-fill solves problems faced by shippers and their customers concerning the safe disposal, reuse or recycling of expanded polystyrene loose-fill and other packing materials. CGP loose-fill degrades quickly upon contact with water into an inert, safe compound, in contrast to polystyrene, which does not degrade and presents environmental disposal issues. In March 1991, CGP began selling CGP loose-fill as an alternative packing material similar in size and shape to the expanded polystyrene loose-fill packing peanut. Because CGP loose-fill uses wheat starch as its basic ingredient, which is presently less than half the cost of polystyrene resin, expanded polystyrene loose-fill's basic ingredient, CGP can produce and sell its loose-fill at a lower cost.

         CGP's loose-fill is manufactured pursuant to technology based on seven patents, two of which are directly owned by CGP, three of which CGP holds an exclusive license to utilize, and two of which CGP holds a non-exclusive license to utilize. CGP's patents describe processes and formulas that enable CGP to use relatively low cost starch material in combination with small percentages of polyvinyl alcohol, which acts to improve the mechanical properties of CGP's loose- fill, to increase moisture stabilization and to lower foam densities, and a wide variety of polyalkylene glycols, polyethylene glycols, borax, sodium or potassium carbonate and tartaric or malic acid, which also act to produce lower foam densities and more resilient foams.

         A 1995 study by the National Center for Agricultural Utilization Research examined the starch-based loose-fill products of three of the five companies actively developing, producing and marketing starch-based loose-fill products, including CGP, for certain properties, including bulk density and cell size and structure, which also contributes to bulk density. Generally, bulk densities of starch-based loose-fill products are about twice those of expanded polystyrene products. For loose-fill products, low bulk density is desirable because (i) a lower bulk density provides a higher profit margin for the loose-fill producer (the lower the bulk density, the less of the actual product that must be placed in each bag or truckload sold) and (ii) lighter loose-fill products work better in the traditional bulk delivery systems. Of the three starch-based loose-fill companies compared, the study found that CGP loose-fill had the lowest bulk density, the smallest cell size and the most consistent cell structure.

         During fiscal 1994, CGP, in cooperation with Foamlite Texas Corporation, developed a starch-based resin pellet. This starch-based resin pellet is intended to be sold in pellet form to other producers of loose-fill packing material. The pellet would then be processed into its final form as fully expanded loose-fill. This form of CGP's product would significantly reduce the shipping costs incurred in selling the product outside CGP's immediate geographic area. CGP has determined, however, that although shipping costs decrease with the new pellet, operational costs increase. CGP is currently analyzing whether full production of this pellet can be implemented cost effectively.


MANUFACTURING, PRODUCTION AND SUPPLIES

         UNITED RECYCLING. During the past four years, URI has developed a comprehensive program that currently results in the collection of approximately 300,000 pounds of used carpet per month in the Minneapolis/St. Paul metropolitan area, and it is currently anticipated that this program can be expanded to 600,000 pounds of used carpet per month by the end of 1996 and to 1,000,000 pounds per month by mid 1997. This program is based on a combination of the Minnesota Carpeting Recycling ("CA-RE") public awareness campaign, contacts with local businesses, contractors and government agencies, and business arrangements with area carpet dealers. Although these entities all participate in URI's efforts to secure used carpet, they are not subject to an exclusive agreement with URI. Recently, the Company has reached agreements with various government entities and one waste hauler whereby the Company receives used carpet and bills the entity involved.

         URI's business is dependent upon an adequate supply of used carpeting. Management does not currently foresee any shortages of such raw material. URI believes that, assuming equal expense, the carpet industry and consumers would prefer that used carpet be recycled rather than incinerated or disposed of in landfills. Although there can be no assurance, URI believes that it can replicate its success in collecting used carpet in the Minneapolis/St. Paul area in other metropolitan areas. In anticipation of expanding its carpet collection activities to other regions, URI is working with national carpet industry groups that are concerned about the disposal of used carpet, and has developed a carpet collection manual to be used by Company personnel in other regions.

         In addition to the carpet collection efforts discussed above, the Company is in the process of negotiating cooperative arrangements with certain leading nylon and carpet manufacturers, pursuant to which these companies would directly or indirectly supply used carpet to the Company for recycling. As contemplated by URI, these manufacturers would offer to potential clients the option, for a certain cost per square yard, of having their removed carpet recycled when new carpet is installed, with the removed carpet shipped to one of URI's processing facilities. The price charged to these customers for this removal and recycling would be designed to cover the cost of shipping the removed carpet to URI's processing facilities and would also provide for an acceptance fee to URI. These manufacturers have indicated to URI that they believe a significant number of large corporate clients would be willing to pay an extra fee to have removed carpet recycled for environmental and public relations reasons. An added benefit of these potential arrangements is that URI would be receiving high quality, homogeneous and presorted carpet, thereby reducing pre-processing time and expense.

         URI and a certain leading nylon fiber manufacturer have a working arrangement regarding removal of used carpet for one carpet installation project in place, and have reached an oral agreement to replicate this arrangement on a nationwide basis. URI expects to memorialize this agreement in the coming months.

         URI has recently signed a lease for a 32,000 square foot facility in Minneapolis, Minnesota. In June 1996, URI installed and began to operate a portion of the Traweek Technology equipment at this facility for the production of mixed fiber products to satisfy an existing sales agreement. When the remaining portion of the Traweek Technology equipment is installed and operational, URI believes that it will also be able to produce products for the non-woven fabrics industry. When fully operational, URI believes that its Minneapolis facility will have the capacity to process up to 5,000 pounds of used carpet per hour, which is the full capacity of the Traweek Technology.

         URI's strategy is to establish a full-scale combination collection center and processing facility first in the Chicago metropolitan area, and then in the New York and Los Angeles metropolitan areas. Each facility will include the Traweek Technology equipment and when fully implemented, the CDM Technology equipment, with the three facilities collecting and processing 32 million pounds of used carpet per month. Significant additional financing will be needed to complete these projects, which will likely take the form of a combination of tax-exempt resource recovery bonds, limited recourse debt and complementary equity. There can be no assurance, however, that such financing will be available on acceptable terms or at all.

         CLEAN GREEN PACKING. CGP's loose-fill product is manufactured at its production facilities in Golden Valley, Minnesota using twin-screw food extrusion cooking technology similar to that used in the production of snack foods, cereals and pet foods. Extrusion cooking is a process whereby food materials (such as starch) are cooked in an enclosed cylinder, worked while being heated into a plastic-like dough, forced through a die by virtue of a corkscrew-type mechanism, expanded by loss of moisture as steam escapes and then cooled into a rigid structure with a porous texture. Similarly, CGP's manufacturing operations involve the extrusion of starches that are cooked and worked into a dough-like material that is then forced through a die and expanded by the loss of moisture and decrease in pressure. The expanded dough is then cut into individual loose-fill peanuts.

         The extrusion process is performed on machinery that provides CGP with a low cost of production through high throughput rates and automation. High pressure screw profile, temperature, moisture content and the interaction between the temperature and moisture content factors are the operating variables necessary to control the creation of the dough and its plasticization. CGP utilizes a self cleaning, co-rotating extruder with very short residence times. In contrast, expanded polystyrene loose-fill is manufactured by subjecting polystyrene beads to expansion through the introduction of steam and by then aging the product for two to three days to allow air to gradually diffuse into the polystyrene foam's cells. Starch-based loose-fill does not require aging and can be sold immediately upon manufacture. Accordingly, starch-based loose-fill does not require the storage space at the manufacturing facility that expanded polystyrene loose-fill requires.

         CGP mixes additives into its loose-fill during production that act to stabilize the product post-production, including at the customer's site. CGP loose-fill's quality during the manufacturing process depends primarily on water content, the degree of mechanical shear in the extruder and machine temperature. Since CGP loose-fill contains more than 90% starch, like all starches CGP loose-fill absorbs and gives off moisture in order to reach a steady state with the surrounding air. CGP uses a form of polyvinyl alcohol to stabilize CGP loose-fill's moisture content and to maintain resiliency at low surrounding air temperatures and humidities. CGP's patents and proprietary technology also address the utilization of other additives to facilitate production and improve product performance. These additives include polyethylene glycol, malic acid, citric acid, tartaric acid, and carbonate materials like sodium or potassium carbonate.

         Because loose-fill is lightweight and bulky, it is expensive to ship loose-fill long distances. Accordingly, loose-fill markets are generally geographically centered around loose-fill production facilities.

         Starch, a principal raw component of CGP loose-fill, is a commodity product, and its spot market price is subject to periodic fluctuations. CGP believes that starch and other raw materials are in plentiful supply for the foreseeable future. In fiscal 1996, CGP experienced raw material cost increases of approximately 33 percent, which caused overall production costs to increase approximately nine percent. CGP was able to increase its prices approximately nine percent in response to the raw material price increases. There can be no assurance, however, that the price of CGP's raw materials will not increase in the future or that any such price increases could be similarly passed on to customers. As a result, there can be no assurance that such a price increase would not have material adverse effect on CGP's results of operations. CGP is currently engaged in research designed to provide alternative formulations for its loose-fill product that could potentially offset a portion of any future raw material price increases.

         Although CGP currently uses a single source for each ingredient in its loose-fill, CGP management believes that other sources are readily available on short notice. CGP purchases such materials on a purchase order basis. To date, CGP has not experienced any difficulty in obtaining these materials for its product. An interruption of supply of these materials, however, could have a material adverse effect on CGP's ability to manufacture its loose-fill in a timely and cost effective manner.

SALES AND MARKETING

         UNITED RECYCLING. URI derives revenue from two principal sources: (i) payments for carpet collection, and (ii) sales of fibers and resins derived from used carpet. With respect to carpet collection, URI has to date capitalized on its efforts with the CA-RE public awareness campaign, contacts with local businesses, contractors and government agencies, business arrangements with area carpet dealers. In connection with its strategy of expanding its production and collection efforts into other regions of the United States, URI intends not only to implement these same types of efforts in these other regions but also to work with national carpet industry groups and even certain carpet manufacturers.

         With respect to sales of fibers and resins derived from used carpet, URI's strategy is to establish a strong customer base in the recycled nylon industry and the recycled synthetic fibers industry through the use of contracts that provide for the purchase of minimum quantities at guaranteed prices so long as the products meet certain specifications. URI believes that these types of contracts are needed in order to provide the kind of product demand necessary to attract the type of financing needed to establish additional production and collection facilities. Although URI just recently began producing a limited amount of product, it has such a contract in place for the sale of 100,000 pounds per month of the Company's nylon 6,6 mixed fiber fluff product to a major recycling company.

         Higher purity levels will broaden the market for and increase the acceptance of URI's products. With the Traweek Technology, URI's products can be sold to companies in the non- woven fabrics industry as well as in certain segments of the thermoplastics industry. During 1995, URI estimates that non-woven fabrics manufacturers paid approximately $0.25 per pound for feedstock comparable to URI's mixed fibers. With the CDM Technology, URI believes that the recycled nylon 6,6 and nylon 6 resins which the CDM Technology will extract from used carpet will be of sufficient purity levels to be satisfactory for use by a large portion of the recycled nylon resins market, either directly for thermoplastics applications, or as a feedstock for depolymerization. Accordingly, URI currently plans to secure long-term contracts for the majority of its recycled fibers and resins produced by the CDM Technology with one or more major virgin resin manufacturers for depolymerization feedstock, or resale as an addition to their current product lines.

         The output of the CDM Technology that is not dedicated to long-term agreements with virgin resin manufacturers will be sold to compounders who will increase the strength and durability of the resins by adding additional materials such as fiberglass or talc. URI is currently negotiating with a number of resin compounders, who are examining using a heavier concentration of recycled material to replace other resins such as polyester or polypropylene, as well as nylon.

         The Company also believes that its mixed fiber fluff product produced by the Traweek Technology and its homogeneous CDM Technology produced fiber product are well suited for the non-woven synthetic fabrics market. Presently, the Company intends to focus on two parts of the non-woven fabrics market in the synthetic fibers industry, the gray felt and white felt markets. A recent Company market study indicated that the non-woven fabrics market is growing at a rate of 5% to 6% per year and that specialization in this market is increasing.

         In June 1996, URI began selling a mixed fiber fluff product upon completion of the installation of the first portion of the Traweek Technology equipment. Following full installation of the Traweek Technology, URI believes that its products will be suitable for padding, including use under commercial or residential carpeting. Additional uses may include within the automotive industry for under the hood vibration suppression, and for noise dampening within machinery, such as household appliances. Going forward, URI intends to move into the higher value textiles industry within the synthetic fibers market.

         CLEAN GREEN PACKING. CGP continually strives to increase the awareness of loose-fill packing material users to the potential benefits of its environmentally friendly product. In light of the growing awareness by both governmental entities and consumers that polystyrene packing materials have long term consequences, CGP intends to market its products aggressively by increasing the awareness, at all levels of the distribution chain, that price competitive, environmentally friendly alternatives exist to the plastic and paper packing materials used in the past.

         Because packing material is lightweight and bulky, shipping of such material on a nationwide or worldwide basis is not cost effective. Consequently, the packing material market is largely separated into smaller, geographically-limited markets, centered around packing material production facilities. With respect to its direct sales in Minnesota, where CGP's production facility is located, CGP has utilized targeted mailing lists tailored to existing users and has also conducted direct mail initiatives that have introduced potential customers to CGP's products. CGP intends to utilize a similar approach to increase awareness regarding its products in each market in which it currently markets or intends to market its products and to begin to build national awareness through a direct mail and telemarketing campaign that educates users of packing material about the benefits of degradable loose-fill.

         To date, CGP has used distributors primarily in connection with sales to more distant customers and small quantity customers. CGP works with each distributor's sales personnel by supplying them with CGP literature, samples and product training. When necessary, CGP personnel make joint sales calls with a distributor's sales personnel. Larger customers are generally serviced directly by CGP personnel who make routine calls on these accounts. These periodic calls are critical to meet the customer's needs, answer questions and solve any problems.

         Although CGP's primary marketing efforts have been focused on customers in the Minneapolis/St. Paul metropolitan area, CGP also services customers in outstate Minnesota and in Wisconsin, Iowa, Illinois, Indiana, South Dakota, Missouri, Nebraska, Colorado, Kansas and Canada. In fiscal 1996, no single customer accounted for 10% or more of net sales, and sales to distributors accounted for approximately $636,071 or 46% of net sales. These distributors include StoroPack and CPI, expanded polystyrene loose-fill distributors that have become distributors of CGP loose-fill in order to offer a degradable alternative.

         CGP believes that approximately 60% of the loose-fill market is served in bulk truckload quantities. In the past, CGP has experienced difficulty persuading bulk users of expanded polystyrene loose-fill to replace their existing loose-fill with CGP loose-fill. Because CGP's loose-fill is slightly heavier than expanded polystyrene loose-fill based on CGP loose-fill's higher bulk density, it has been necessary for the blower equipment used with bulk loose-fill to operate at higher power levels, which causes the loose-fill to collide at higher speeds, creating more dust.

         CGP has recently installed a new prototype internal delivery system, developed by a third-party contract manufacturer, at its existing manufacturing facility to demonstrate the efficacy of the delivery system. Most bulk use customers' existing loose-fill delivery systems transport the loose-fill by blowing air through a tube. CGP's new prototype internal delivery system moves the loose-fill through the delivery system on a bed of air, which reduces the amount of dust. Because using the new delivery system will entail changes to a bulk use customer's delivery system, CGP intends to assist bulk use customers that wish to install the new delivery system at their facilities by demonstrating the efficacy of the system and assisting the customer in the procurement and installation of the system. There can be no assurance that bulk use customers will be willing to install the new internal delivery system, and the failure of the system or an equivalent delivery system for the heavier starch-based loose-fill to gain acceptance will negatively impact CGP's prospects in the bulk sale market.

COMPETITION

         UNITED RECYCLING. In 1994, domestic carpet manufacturers used approximately two billion pounds of nylon in either pellet or fiber form, and these manufacturers are actively researching ways to recycle their products. As in the metal, paper and plastic recycling industries, this growing interest in recycled resins is being driven not only by economic considerations but also by environmental concerns, such as the recognition that municipal landfills are becoming increasingly unwilling to accept carpet. Chemical companies that produce nylon are also researching ways to recycle their products.

         As a result, URI believes that carpet manufacturers and chemical companies represent potential customers for its products and services. For example, two chemical companies, Allied Signal, Inc. and BASF have developed depolymerization processes that reduce recycled nylon 6 to caprolactam. Carpet manufacturers, through providing used carpet as feedstock to URI or through the use of recycled nylon resins in the production of new carpet, also represent potential customers.

         Notwithstanding the fact that carpet manufacturers and chemical companies are potential customers for URI's products and services, these companies also represent potential competition. For example, Shaw Industries has been researching uses of shredded carpet in products such as fiber-reinforced concrete and other applications, BASF is considering stamping its carpet to facilitate its ability to recycle its own carpet, and Collins & Aikman is grinding up its used vinyl-backed carpet as a concrete substitute.

         In addition to carpet manufacturers, many of the major virgin resin producers have also embarked upon programs aimed at recycling carpet. The Monsanto Company ("Monsanto") has been working with the auto industry to develop and test samples of a plastic-type substance produced by Monsanto from used carpet that potentially could be used in automobile parts. In addition, E.I. du Pont de NeMours & Co. ("DuPont") is working on a patented ammonolysis process for depolymerizing nylon that reduces nylon 6,6 in bulk to its core chemical components. This process, however, requires that the nylon 6,6 face fibers first be extracted from the carpet backings and adhesive. Accordingly, DuPont has been operating a pilot plant that uses a process that grinds used carpet into fine particles, places them in a slurry and separates the nylon particles from the polypropylene and other particles on the basis of differing specific gravity. The DuPont process is able to produce resins with levels of purity approaching 98%. DuPont has recently announced that it is expanding its pilot program, the "Partnership for Carpet Reclamation" carpet collection program, to the Northeast United States and Canada.

         A number of smaller companies are also attempting to develop various processes to make various products from used carpet. These companies include C'Board, Inc. ("C'Board"), which processes used carpet directly into a board suitable for replacing wood in some applications, and Horizon Pacific Ltd., which is developing a process to turn industrial carpet waste into industrial panel board. DuPont and C'Board recently announced a cooperative agreement under which C'Board will utilize used carpet collected by DuPont.

         URI is aware of no competitor that is working on a technology parallel to that of the CDM Technology. URI believes that its exclusive license to the CDM Technology, and its strategic relationship with Fluor Daniel to turn the CDM Technology's success in the laboratory into success in a full-scale, commercial production environment, provide URI with certain competitive advantages. In addition, URI believes that it competes favorably with DuPont and other competitors in terms of cost. URI believes that neither processes that entail chopping and grinding carpet into a fine mixture from which the components must be separated by gravity or air separation nor processes that entail the chemical recomposition of carpet into its base chemicals are currently cost-effective. Nevertheless, DuPont and the other large chemical companies and carpet manufacturers represent significant competition, and most of these competitors or potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources and experience than URI.

         URI also believes that its expertise in collecting used carpet in the Minneapolis/St. Paul metropolitan area, developed over almost four years, provides URI with a competitive advantage. Major solid waste disposal firms are engaged, however, in developing methods for diverting recyclable materials from increasingly scarce landfill sites. Diversion of the used carpeting stream from URI, whether because a less costly alternative disposal system or because another recycling technology is developed, could adversely affect URI's future prospects.

         There are many well established suppliers of virgin nylon resins for injection molding and extrusion purposes. While currently URI believes that the CDM Technology will be able to produce nylon resins at a price significantly lower than the price of virgin resins, no assurance can be given that virgin resin manufacturers and suppliers will not take steps to make their products more competitive in terms of price with URI's recycled resins. Moreover, URI's resins currently have a purity level lower than virgin resins, which render them unusable by some purchasers of these resins.

         It is not possible to predict the extent of the competition that URI will encounter in the near future as the carpet recycling and recycled resins industries mature. The ability of URI to compete successfully will depend upon its success in turning the CDM Technology's success in the laboratory into success on a full-scale commercial production basis and URI's ability to enter into long-term contracts with customers to provide the product demand necessary to attract the type of financing needed to establish additional production and collection facilities.

         CLEAN GREEN PACKING. The packing industry and, in particular, the market for loose-fill packing materials, is highly competitive. The loose-fill market consists of two types of products: expanded polystyrene loose-fill; and starch-based, degradable loose-fill. Although degradable products are new to the loose-fill market, expanded polystyrene loose-fill has been in existence for years. Because it is difficult to differentiate one expanded polystyrene loose-fill product from another, the expanded polystyrene loose-fill market has generally been price driven.

         Expanded polystyrene loose-fill, which is approximately 60% the weight by volume of CGP's product, is converted from resin beads, which are transported to local and regional processors who use blowing agents to expand the beads. In the expanded polystyrene loose-fill market, five companies supply the material for 90% of this market: Free-Flow Packaging Corporation; Inter- Pac; Ray Pac; StoroPack; and Ring Can. The principal converters of expanded polystyrene loose-fill in the Minneapolis/St. Paul area are American Excelsior Company and SurePak, Inc.

         CGP also has several competitors that develop, produce and market starch-based products. American Excelsior Company, located in Texas, markets a product under the trade name Eco- Foam(TM), advertised as comprising 100% corn starch. EnPac, a joint venture of ConAgra Inc. and DuPont, based in Delaware, markets EnviroFil, Storopack, Inc., based in Cincinnati, Ohio, markets Renature, and Free-Flow Packing Corporation, a California-based company, markets Flo-Pak Bio 8, all starch-based loose-fill products. Each of these entities, except EnPac, also produce or distribute other non-starch based packing products. CGP also believes that other producers of expanded polystyrene loose-fill packing material and several large chemical and agricultural companies may be developing similar products.

         Loose-fill's price and product quality from a manufacturing standpoint, whether expanded polystyrene or starch-based loose-fill, depends in large part on the product's bulk density. The lower the bulk density of the loose-fill product, the less of the loose-fill product that must be placed in each container (bag or bulk truckload) of loose-fill sold. Customers of loose-fill buy loose-fill based on the volume of product purchased, not on the weight of product purchased, because the weight of the product is negligible compared to the items that will ultimately be packed and shipped with the loose-fill. Conversely, loose-fill producers' production costs are based on the weight of loose-fill made, and to the extent the product can be made lighter, gross margins improve. CGP loose-fill, however, is approximately twice as heavy (half as dense) as expanded polystyrene loose-fill, and consequently, CGP places more of its material in each container (bag or bulk truckload) of loose-fill sold. A recent study of three starch-based loose-fill products found CGP loose-fill to have the lowest bulk density.

         CGP believes that it can compete favorably with expanded polystyrene loose-fill as well as other starch-based loose-fill in terms of both price and quality. In addition, CGP believes that its product gives it a competitive advantage over expanded polystyrene loose-fill based on the easy disposability of CGP loose-fill and the environmentally friendly nature of CGP loose-fill. CGP's distribution, however, is limited geographically until such time as it is able to establish production facilities in other geographic areas. In addition, CGP's ability to increase sales to bulk use customers is dependent on the acceptance and installation by such customers of its new prototype internal delivery system or an equivalent delivery system for starch-based loose-fill. CGP has numerous competitors, however, that manufacture and market packing material, and many of these competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources and experience than CGP.


INTELLECTUAL PROPERTY

         UNITED RECYCLING. In September 1994, URI and ETI acquired an exclusive license in the United States to the patented CDM Technology from Minnmark, Inc. ("Minnmark"). The underlying patent for the CDM Technology was granted in 1993 and expires in 2010. The license runs for the life of the underlying patent. An initial consulting fee, a combination of cash and ETI common stock, with respect to this license was paid in 1994, and a final consulting fee, consisting solely of ETI common stock, was paid in early 1996. The inventors of the CDM Technology provided consulting services to URI during this period. URI also must pay royalties of 3% based on the fair market value of recycled materials sold, up to a maximum aggregate royalty payment of $5,000,000. Minnmark has the option to terminate the license if URI fails to sell the following minimum annual amounts of recycled material: fiscal 1998 (3,000,000 pounds); fiscal 1999 (6,000,000 pounds); fiscal 2000 (9,000,000 pounds); and fiscal 2001 and each fiscal year thereafter until a total of $5,000,000 in royalties has been paid (10,000,000 pounds). URI has the right to sublicense its rights under the license within the United States, although URI remains responsible for the accounting and payment of all royalties.

         URI believes strongly in protecting its intellectual property and intends to undertake efforts to obtain patents or licenses to patents, when available, in connection with its research and development programs. There can be no assurance, however, that any patents obtained or licensed by URI will be valid or otherwise of value to URI. As a result, URI also relies on trade secrets and proprietary know-how and requires its key technical employees and consultants to agree to keep its proprietary information confidential. Despite these protections, it may be possible for competitors to copy aspects of URI's products or technology or to obtain information that URI regards as a trade secret.

         CLEAN GREEN PACKING. CGP believes strongly in protecting its intellectual property and intends to undertake efforts to obtain patents or licenses to patents, when available, in connection with its research and development programs. CGP owns two U.S. patents on its technology for manufacturing its starch-based packing material. Assuming the payment of maintenance fees, these two patents will expire in 2010 and 2011. CGP also owns an exclusive license to three patents from Kansas State University Research Foundation. These patents will expire at various times in 2010. CGP also holds a non-exclusive license to two patents from Warner-Lambert Company. There can be no assurance, however, that these patents or any other patents that may be obtained or licensed by CGP will be valid or otherwise of value to CGP. As a result, CGP also relies on trade secrets and proprietary know-how and requires its key technical employees and consultants to agree to keep its proprietary information confidential. Despite these protections, it may be possible for competitors to copy aspects of CGP's products or process or to obtain information that CGP regards as a trade secret.

         In fiscal 1996, Novon International, Inc. purchased U.S. patents on certain starch extrusion technology from Warner-Lambert Company ("Warner-Lambert"). In September 1991, Warner- Lambert had asserted a patent infringement action against CGP and sought to halt the manufacture and sale of CGP's packing product. In response, CGP sought a declaration that the Warner-Lambert patents were not infringed by CGP, and that such patents were invalid. On April 19, 1993, CGP settled its litigation and reached an agreement with Warner-Lambert whereby Warner- Lambert has granted CGP a non-exclusive license to manufacture loose-fill under the Warner- Lambert patents and to sub-license its rights to other loose-fill manufacturers under certain conditions. In addition, Warner-Lambert has licensed two competitors of CGP, National Starch and EnPac. Warner-Lambert has also recently instituted two lawsuits alleging patent infringement against Virginia Bio-Foam Company and Paper Direct, Inc. The license from Warner-Lambert allows CGP to sell product covered by the Warner-Lambert Patents in the United States and its possessions and territories. CGP has entered into an agreement with EnPac pursuant to which CGP is permitted to sell its product under the Warner-Lambert patent into Canada. CGP pays royalties to Warner-Lambert on a per pound of product sold basis, subject to annual minimum and maximum royalty payment limits based on the number of plants operated by CGP.

         A licensing agreement with the Kansas State University Research Foundation ("KSU") was entered into by ETI in March 1995. The agreement grants exclusive rights world-wide to CGP (through ETI) to three U.S. patents developed by KSU regarding the production of starch-based, degradable packing loose-fill. The underlying patents were issued in 1993 and will expire at various times in 2010. The license runs for the life of the patents. CGP has the right to sublicense its rights under the license, although KSU has the right to approve all sublicenses. ETI paid KSU an initial royalty fee of $10,000, and also issued to KSU (i) 65,000 shares of Common Stock, and (ii) a three-year warrant to purchase 10,000 shares of ETI. CGP has continuing royalty obligations of ten percent based on (i) the incremental profit to CGP from the application of the technology underlying the three patents and (ii) any royalties to CGP from CGP's sublicensees.

         Pursuant to the terms of the KSU license, CGP must introduce at least one product incorporating the technology underlying the patents by March 1997 and must achieve total sales (including the sales of sublicensees) of such products during the period between March 1997 and March 1998 of $100,000, or KSU may terminate the license. CGP may, however, request two separate, additional six month extensions in order to meet this requirement if CGP pays $3,000 for each extension; provided, however, that no minimum sales requirement exists in any year in which CGP does not have any sublicensees. CGP does not currently sell any product incorporating the technology underlying the patents, and has not sublicensed the technology.

         CGP has received a federal trademark registration for the trade name "Clean Green Packing of Minnesota" and related logo.

GOVERNMENTAL/ENVIRONMENTAL REGULATION

         UNITED RECYCLING. United Recycling is currently unaware of any federal, state or local regulation governing the manufacturing, advertising or distribution of recycled carpet polymers. URI collects, processes and extrudes plastic materials made from carpeting. Carpeting is chiefly composed of polymer fiber (nylon, polypropylene and polyester) glue and a backing - usually polypropylene or jute. URI also collects carpet pad.

         Management believes that URI is in compliance with all environmental regulations. Dust is the primary agent released by URI's processing procedure. URI removes dust by means of air cyclones, baghouses and classifiers. The collected materials are brought to landfill for proper disposal. The principal ingredient in URI's carpet dust is calcium carbonate, generally know as simple lime. Following installation of URI's air cyclones and classifiers, the City of St. Louis Park, Minnesota (where URI was formerly located) inspected the facility and determined that URI was in compliance with air quality standards and regulations. Heat exhaust from URI's extruders is scrubbed and filtered, thus keeping URI within all applicable air quality standards. Waste materials generated by the scrubbing and filtering process are disposed of as hazardous waste and are handled in the manner required by the State of Minnesota. Alternatives to disposing of the calcium carbonate are being explored.

         URI is presently processing approximately 50% of collected carpet. It is expected that the amount processed will increase significantly with the successful development of the Hume Process. Unprocessed carpet plus unused components from processed carpet, including dirt, are sent to the landfill.

         CLEAN GREEN PACKING. CGP manufactures its loose-fill utilizing wheat starch, food coloring and an FDA approved polyvinyl alcohol. CGP's waste material is landfilled or washed away in the waste water system.

         CGP's manufacturing facility is in compliance with all local and State of Minnesota air quality requirements and has not been cited for, or received any complaints regarding, the discharge of any materials into the air. There are no aerial discharges from the storage or use of CGP raw materials. Discharge into the air is limited to venting of steam from the cooking process and some starch dust which occurs as a natural byproduct of CGP's hopper loading procedures.

         The U.S. Food and Drug Administration ("FDA") generally regulates the manufacturing and distribution of food products, and the Federal Trade Commission ("FTC") generally regulates advertising claims made for various products. Because CGP's packing material is starch-based, the FDA could determine to regulate the manufacturing and distribution of CGP's packing material, which could be ingested, although it is not intended for such purpose. In July 1992, the FTC announced nonbinding product advertising guidelines defining the term "biodegradable." CGP believes that its loose-fill packing material satisfies the requirements of the FTC's new guidelines. There can be no assurance that state authorities will not take their own action to regulate CGP's operations.

         At the storage or pre-manufacturing phase of CGP's process, there are no discharges into the waste water stream. Water is a major ingredient in the composition of the final product. Excess water is drained into the city's waste water system. This outflow contains some starch, polyvinyl alcohol and food coloring. Such discharges are kept to a minimum. CGP has not been cited for any violations by any governmental unit for waste water issues. During the warm-up phase of CGP's manufacturing process, waste material is separated for disposal at landfill. In addition, some loose-fill pieces may be discharged during shipment. These loose pieces are degradable and will dissolve upon contact with water.

RESEARCH AND DEVELOPMENT

         ETI. For the fiscal years ended April 30, 1996 and April 30, 1995, respectively, ETI expended $15,255 and $31,900 on research and development activities in the area of plastic starch at the University of Minnesota. The goal of this research has been to create a starch-based plastic that would have the properties of a smooth, rigid plastic at a cost competitive with petroleum-based plastic. The primary raw materials for this product would be corn or wheat starch.

         UNITED RECYCLING. For the fiscal years ended April 30, 1996, and April 30, 1995, respectively, URI expended $1,012,864 and $66,150 on research and development activities. Since its inception in February 1990, URI's business has been principally devoted to the development of its technology for recycling carpet, and the majority of its research and development activities during fiscal 1996 were devoted to increasing the throughput and purity levels of this technology. Prior to September 1995, most of URI's research and development activities were conducted by ETI or URI employees. Since September 1995, Fluor Daniel employees have assisted in such research and development activities pursuant to the terms of the Fluor Daniel Agreements.

         CLEAN GREEN PACKING. For the years ended April 30, 1996, and April 30, 1995, respectively, CGP expended $30,048 and $66,392, on research and development activities. Virtually all research and development efforts were directed towards CGP's pellet project.

EMPLOYEES

         ETI employs two persons, both on a full-time basis in general management and administration. URI employs 19 persons on a full-time basis, 10 in manufacturing and 9 in general management and administration. In addition, URI uses several temporary employees. CGP employs 11 persons on a full-time basis, five in manufacturing, three in sales and marketing and three in general management and administration. None of ETI's, URI's or CGP's employees are represented by a labor union or are subject to any collective bargaining agreement. None of ETI, URI or CGP have ever experienced a work stoppage and all believe their employee relations are satisfactory.

CERTAIN IMPORTANT FACTORS

The Company's operations and its ability to achieve its goals and strategies are dependent upon a number of factors, including the following:

         (i) the history of operating losses experienced by the Company since its inception and the expectation that the Company will continue to incur additional operating losses and net losses over the next several years;

         (ii) the Company's need for additional capital which if not obtained, could significantly impair the Company's ability to achieve fully its goals and strategies and could cause the Company to curtail its operations or cease operations entirely;

         (iii) the uncertainty that the Traweek Technology and the CDM Technology will result in higher throughput rates and will produce products with higher purity levels and URI's ability to implement and operate the Traweek Technology and the CDM Technology on a full-scale, commercial production basis;

         (iv) the ability to achieve market acceptance of the Company's recycled products as an alternative to virgin materials; and

         (v) the success of URI's strategic relationship with Fluor Daniel.


ITEM 2.  PROPERTIES

         ETI's corporate headquarters are located at 325 Cedar Avenue South, Minneapolis, Minnesota, in approximately 1,500 square feet of office space. The current lease for the Cedar Avenue location expires in January 1999, and the total monthly rent is $1,575.

         URI's principal executive and administrative facilities are located at 8441 Wayzata Boulevard, Minneapolis, Minnesota, and URI's new manufacturing facilities are located at 3558 Second Street North, Minneapolis, Minnesota 55412. The administrative facility has approximately 5,300 square feet of office space. The current lease for the administrative facility space expires in September 2000, and the total monthly rent is $6,541. URI's new manufacturing facility has approximately 32,000 square feet of improved office and manufacturing space. URI's lease for its manufacturing facility expires in June 2001, and its total monthly rent is currently $11,305. Although these facilities are adequate for URI's current operations, as described above, URI's strategy is to establish a full-scale production facility near Chicago, Illinois that will house the CDM Technology and the Traweek Technology and initially to establish two collection facilities to supply this new production facility.

         CGP's principal executive offices and manufacturing facility are located at 720 Florida Avenue, Golden Valley, Minnesota, a Minneapolis suburb. The principal executive offices and manufacturing facility occupies 27,750 square feet. CGP's lease expires in November of 1999 and its total monthly rent is $9,860. Although CGP's manufacturing facilities are adequate for its current operations, CGP's strategy is to expand its production and distribution capabilities by establishing production facilities in other geographic regions of the United States.

ITEM 3.  LEGAL PROCEEDINGS

         The Company reached a litigation settlement with Atlantic Capital Corporation of Central Florida, Inc. ("Atlantic Capital"), on May 25, 1995. Pursuant to the terms of the settlement, ETI paid Atlantic Capital $67,000 in the form of ETI common stock.

         The Securities and Exchange Commission (the "SEC") commenced an informal investigation relating to ETI's initial public offering, which was completed in October 1992. Since January 1994, ETI has had no correspondence with the SEC relating to this investigation. To ETI's knowledge, the SEC has not made any formal findings as a result of its investigation, and to date no claim has been made against ETI by the SEC or by any shareholder. There can be no assurance, however, that such formal findings or claims will not be made in the future, and any such findings or claims could have a material adverse effect on ETI.

         In October 1995, Uni-Star Industries, Ltd., an Iowa corporation ("Uni-Star"), filed suit against ETI, CGP, Evergreen Solutions, Inc., and certain current and former officers of ETI and CGP in Iowa state district court under claims of breach of contract, misappropriation of trade secrets, conversion of trade secrets, equitable fraud, unfair competition, and other claims related to said defendants' alleged unauthorized use of Uni-Star's alleged proprietary information and trade secrets concerning a starch-based plastic technology. The defendants removed the action to federal district court in the Southern District of Iowa, and Uni-Star subsequently brought a motion to remand the action to Iowa state district court. Defendants resisted the motion and the federal district court summarily denied Uni-Star's motion based upon defendants' resistance. As of August 1, 1996, discovery in this case had not commenced. ETI and its wholly owned subsidiaries find Uni- Star's claims against them to be wholly without merit and, consequently, intend to deny all allegations of wrongdoing and aggressively pursue a dismissal of the action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Company's common stock, $.01 par value (the "Common Stock"), is traded on the national over-the-counter market, as reported by Nasdaq. The following table reflect the quarterly high and low bid quotations for the Common Stock for the last two fiscal years. Such information represents prices between dealers, without retail mark-up, mark-down or commission, and does not necessarily represent actual transactions. Effective August 5, 1996, the Company effected a 1 for 10 reverse stock split of its Common Stock (the "Reverse Split"). The prices listed below reflect the Reverse Split.

                        Fiscal year ended April 30, 1995

                                                  Bid                Bid
    Quarter                                       High               Low

    First...................................      13.75              7.50
    Second..................................      11.25              5.00
    Third...................................      11.25              6.25
    Fourth..................................       8.13              5.00


                        Fiscal year ended April 30, 1996

                                                  Bid                Bid
    Quarter                                       High               Low

    First...................................      17.19              5.63
    Second..................................      18.75              9.38
    Third...................................      12.19              6.25
    Fourth..................................       7.81              4.38


HOLDERS

         As of July 26, 1995, there were approximately 375 holders of record of Common Stock.

DIVIDENDS

         The Company has never paid cash dividends on the Common Stock, and management intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the future. In October 1994, the Company declared and paid a 10% stock dividend. This was done through the issuance of Series U Preferred Stock (the "Series U Preferred"). The Series U Preferred was recorded at 10% of fair market value of the Company's Common Stock. The Series U Preferred has no preference rights to the Company's Common Stock. Series U Preferred shareholders are entitled to receive cash dividends of 10% of annual URI net income. Such dividends are cumulative only to the extent URI reports annual net income. Such dividends have preference over any Common Stock dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations items as a percentage of net sales for fiscal 1996, 1995 and 1994.

                                                    FISCAL YEAR
                                         1996           1995          1994
                                         ----           ----          ----

Net Sales                               100.0%         100.0%         100.0%
Cost of Goods Sold                       93.7           88.1          100

Gross Profit                              6.3           11.9            0

Operating Expenses:
  Selling, General and Admin.           183.5          109.2          121.3
  Research and Development               56.5            8.0           13.9
  Extraordinary gains (losses)            0.0           (4.8)          20.0
  Total Operating Income (Loss)        (233.6)        (100.2)        (162.4)
  Other Income (Expense)                 (1.6)          (2.3)          (7.3)
  Pre-tax Income (Expense)             (235.2)        (102.5)        (162.4)
  Net Income (Loss)                    (235.2)        (102.5)        (162.4)

NET SALES

         The following table sets forth net sales by operating subsidiary as a percentage of total sales.

                                                    FISCAL YEAR
                                         1996           1995          1994
                                         ----           ----          ----

CGP                                      74.3%           82.1%        87.2%
URI                                      25.7%           17.9%        12.8%
                                       ------          ------       ------
        Total                           100.0%          100.0%       100.0%

         Net sales decreased by 9.3% from $2.1 million in fiscal 1995 to $1.9 million in fiscal 1996. Revenues at URI increased by 30% due to increased carpet collections in the Minneapolis/St. Paul area and increased sales of processed fibers. Revenues at CGP decreased approximately 18% due to management's decision to phase out sales of non-loosefill products and lower sales of loosefill products to distributors in markets more than 250 miles away from CGP's manufacturing plant.


GROSS PROFIT

         Gross profit as a percentage of sales declined from 11.9% of sales in fiscal 1995 to 6.3% of sales in fiscal 1996. Gross profit margins at CGP, however, improved to 32.7% of sales as a result of an improved product mix (reduced non-loosefill sales and a concentration on higher margin local users). URI, which continued to struggle through the year with inefficient equipment and low throughput rates, took steps in fiscal 1996 to remedy the situation by acquiring new, higher throughput equipment. URI also moved into a different manufacturing facility. This move, along with delays in installing equipment, contributed to sharply higher manufacturing overhead and direct labor costs resulting in a negative 70% gross profit margin. For the coming year, URI's management plans to complete installation of the equipment necessary to raise throughput rates and improve the Company's gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased from $2.3 million in fiscal 1995 to $3.4 million in fiscal 1996. CGP accounted for about 20% of overall selling, general and administrative expenses. Due to a restructuring of its sales force CGP reported lower selling, general and administrative expenses for the year. URI underwent its own restructuring and built a management team in anticipation of national expansion. URI reported sharply higher selling, general and administrative expenses and accounted for about 20% of overall selling, general and administrative expenses. URI reported a 209% increase in selling, general and administrative expenses between fiscal 1995 and fiscal 1996.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased sharply from $164,442 in fiscal 1995 to $1,058,167 in fiscal 1996. The increase is due primarily to management's decision in early fiscal 1996 to enter into a strategic relationship with Fluor Daniel to accelerate the design and engineering of URI's proprietary carpet processing and recycling technology.

NET LOSS

         Net loss for the year ended April 30, 1996 was 109% higher than the prior year's loss. Approximately $2 million of the fiscal 1996 loss was attributable to an investment in research and development and general and administrative expenses at URI to develop a technology for carpet recycling, and to negotiating strategic and marketing relationships with leading companies in the nylon and carpet industries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used approximately $3.5 million in net cash for operations in fiscal 1996, up 195% from the prior year's approximately $1.2 million. The Company used approximately $730,000 to purchase capital equipment and to repay indebtedness, down from the prior year's $893,390. The net cash provided by financing activities of $4,101,237 in fiscal 1996 is due primarily to the net proceeds from the issuance of common and preferred stock. As of April 30, 1996, cash balances had increased to $134,564 from $247 at April 30, 1995. The Company will require substantial additional capital to fund ongoing operations and expansion plans. The Company intends to obtain such capital through a combination of sources, including sale of equity, additional indebtedness, corporate joint ventures, funds from operations and the sale of operating assets and/or technologies. There can be no assurance, however, that additional funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funds as needed, the Company may be required to significantly curtail its business operaitons, or cease operations entirely. See Note 3 of Notes to Consolidated Financial Statements entitled "Going Concern Uncertainties."


ITEM 7.  FINANCIAL STATEMENTS

         The Company's Financial Statements as of April 30, 1996 and April 30, 1995 and for each of the two years ended April 30, 1996 and April 30, 1995 are included in this Form 10-KSB Report starting at Page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Disclosure as required by this Item has been previously reported.



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company, their ages, and the office(s) held by each as of July 26, 1996 are as follows:


           Name                 Age                   Title
           ----                 ---                   -----

      Robin R. Young            43         Chairman of the Board of Directors,
                                           Chief Executive Officer and Treasurer

      Charles D. Pyle Jr.       64         Director

      C. Henry Traweek          53         Director

      H. David Francis          56         Director

         Other Information about Directors and Executive Officers

         Robin R. Young has served as the Company's Chief Executive Officer and a director since September 1991, and as its Chairman of the Board since June 1992. Since January 1991, he has also been a director of CGP. Between January 1991 and February 1992, Mr. Young was Chief Executive Officer of CGP, and he also served in such capacity between October 1990 and January 1991. Between February 1986 and July 1991, Mr. Young was a Vice President of John G. Kinnard & Company, Incorporated, a Minneapolis, Minnesota securities firm. Between September 1984 and January 1986, Mr. Young was a Vice President and securities analyst for Piper, Jaffray & Hopwood Incorporated, a Minneapolis, Minnesota securities firm. Mr. Young is a founder of the Company and CGP.

         Charles D. Pyle, Jr. served as ETI's President from May 1993 until September 1995. Mr. Pyle has served as a director of ETI since April 1992. The founder of URI, Mr. Pyle served as URI's President between February 1990 and April 1992, at which time he became President, Midwest Region of URI. Mr. Pyle also served as President of URI from May 1993 until October 1995. Mr. Pyle currently serves as the Senior Vice President - Industry Relations for URI, a position he has held since October 1995. Since 1965, Mr. Pyle has been an independent representative for various manufacturers in the floor covering industry.

         C. Henry Traweek has served as a director of ETI since March 1994 and as Senior Vice President - Operations of URI since December 1995. From May 1994 to December 1995, Mr. Traweek served as Chief Operating Officer of URI. Mr. Traweek established and served as General Manager of United Resources Recovery, Inc., a high density polyethylene plastic recycler, from April 1989 to April 1994. From October 1986 through February 1989, Mr. Traweek was Executive Vice President and Principal of Million Air, Inc., an air cargo service business.

         H. David Francis has served as director of the Company since May 1994. Mr. Francis is currently an independent marketing and communications consultant and adjunct professor of Advertising Writing at the University of Minnesota. From 1983 to 1989, Mr. Francis was the Executive Vice President and Executive Creative Director of Campbell-Mithun Esty Advertising Agency.

         COMPLIANCE WITH SECTION 16(A).

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company convertible into Common Stock. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
         Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the period ended April 30, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were met.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company.

                           SUMMARY COMPENSATION TABLE
                                                                Long Term
                                                                Compensation
                              Fiscal                            ------------
                               Year     Annual Compensation     Securities
                               Ended   ---------------------    Underlying
Name and Principal Position  April 30  Salary ($)  Bonus ($)    Options (#)
- - ---------------------------  --------  ----------  ---------    -----------

Robin R. Young                   1996  $90,384.37 $32,750.00(1)
 Chairman of the Board,          1995  $80,270.00 $ 3,000.00       150,000
  Chief Executive Officer        1994  $81,382.00 $   400.00             0

(1) Mr. Young was awarded 1,000 shares of unregistered Common Stock in August 1995, which shares fully vested on the date of grant. Upon the date of grant, the market value of the shares was $750.


         OPTION GRANTS. No options were granted during fiscal 1996 to the executive officer named in the Summary Compensation Table above.

         OPTION EXERCISES. No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 1996. The following table summarizes the option values held by the executive officer named in the Summary Compensation Table as of April 30, 1996.

                           AGGREGATED OPTION EXERCISES
                       FISCAL YEAR-END OPTION VALUE TABLE

                                                                           VALUE OF UNEXERCISED IN-
                                                NUMBER OF UNEXERCISED        THE-MONEY OPTIONS AT
                                              OPTIONS AT APRIL 30, 1996       APRIL 30, 1996(1)
                                             --------------------------   -------------------------
                SHARES ACQUIRED     VALUE
NAME              ON EXERCISE     REALIZED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
Robin R. Young         0             $0       343,416            0            $0           $0



(1) Based on the closing bid price for the Company's Common Stock on April 30, 1996 of $.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of July 26, 1996 (before giving effect to the Reverse Split) unless otherwise noted, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(b) each director (c) each executive officer named in the Summary Compensation Table and (d) all executive officers and directors of the Company as a group.


                  Shares of Common Stock Beneficially Owned(1)

                                                                 Percent
Name and Address                        Amount                   of Class
- - ----------------                        ------                   --------

Robin R. Young and                     683,180 (2)                 2.9%
Catherine S. Young, Jt. Ten
325 Cedar Avenue South
Minneapolis, MN 55454

Charles D. Pyle, Jr.                   364,600 (3)                 1.6%
325 Cedar Avenue South
Minneapolis, MN 55454

C. Henry Traweek                        70,000 (4)                  *
325 Cedar Avenue South
Minneapolis, MN 55454

H. David Francis                        34,286 (5)                  *
448 Mississippi River Blvd No.
St. Paul, MN 55104

All current directors and
executive officers as a
group (4 persons)                    1,152,066 (6)                 4.8%



* Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. As of July 26, 1996, the Company had 23,404,882 shares of Common Stock outstanding. Unless otherwise noted, all shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2) Includes 109,954 shares owned by the Biloine W. Young Trust, of which Mr. Young is a trustee and 343,416 shares which Mr. Young may acquire upon the exercise of options.

(3) Includes 42,500 shares which Mr. Pyle may acquire upon the exercise of options.

(4) Includes 40,000 shares of Common Stock which Mr. Traweek may acquire upon the exercise of options.

(5) Includes 20,000 shares of Common Stock which Mr. Francis may acquire upon the exercise of options.

(6)      Includes options to purchase 445,916 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1996, the Company loaned Robin R. Young $13,589. As of August 1, 1996, this loan had not been repaid. This loan bears interest at a rate of 10% and is due on demand by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      1.       EXHIBITS

                  The exhibits to this Report are listed in the Exhibit Index on pages 31 to 33 below.

                  A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who is a shareholder of the Company as of July 26, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Environmental Technologies USA, Inc., 325 Cedar Avenue South, Minneapolis, Minnesota 55454; Attention: Shareholder Relations.

                  2.       MANAGEMENT CONTRACTS

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10- KSB pursuant to Item 13(a):

                           A. Form of incentive stock option agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S- 1 (File No. 33-50562)).

                           B. Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10-KSB for the fiscal year ended April 30, 1994 (File No.
                                    0-22736)).

                           C. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-50562)).

                           D.       1991 Incentive Stock Option Plan
                                    (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-50562)).

                           E. 1993 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-78762)).

                           F. 1994 Stock Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for fiscal year ended April 30, 1994 (File No. 0-22736)).

         (B)      REPORTS ON FORM 8-K

                  During the fourth quarter of the fiscal year ended April 30, 1996, the Company filed one Current Report on Form 8-K, dated as of February 23, 1996, as amended by the Company's Current Report on Form 8-K/A, dated as of February 27, 1996 (collectively, the "February Form 8-K"). The February Form 8-K contained an Item 4, Change in Registrant's Certifying Accountants, disclosure. No financial statements were included in the February Form 8-K.




                      ENVIRONMENTAL TECHNOLOGIES USA, INC.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1996



                                 C O N T E N T S



                                                                        PAGE


INDEPENDENT AUDITOR'S REPORT...........................................   F1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets.......................................   F2

     Consolidated Statements of Operations ............................   F3

     Consolidated Statements of Stockholders' Equity...................   F4

     Consolidated Statements of Cash Flows.............................   F5

     Notes to Consolidated Financial Statements........................   F6



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Environmental Technologies USA, Inc.
Minneapolis, Minnesota


We have audited the consolidated balance sheet of ENVIRONMENTAL TECHNOLOGIES USA, INC. and subsidiaries as of April 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended as listed in Item 7 of the Annual Report on Form 10-KSB of ENVIRONMENTAL TECHNOLOGIES USA, INC. for the year ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of April 30, 1995, were audited by Fox, McCue & Company, P.A., who merged with Eide Helmeke PLLP as of May 1, 1996 whose report dated July 7, 1995, on those consolidated statements included an explanatory paragraph that described substantial doubt about the entity's ability to continue as a going concern described in Note 3 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENVIRONMENTAL TECHNOLOGIES USA, INC. and subsidiaries as of April 30, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that ENVIRONMENTAL TECHNOLOGIES USA, INC. and subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company signed an agreement in principle subject to due diligence on June 25, 1996 to sell substantially all of the assets and liabilities of its wholly owned subsidiary, Clean Green Packing Company of Minnesota.



July 25, 1996
Eden Prairie, Minnesota


ENVIRONMENTAL TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1996 AND 1995



                                                                     1996           1995
                                                                  -----------    -----------
ASSETS

CURRENT ASSETS:
     Cash                                                         $   134,564    $       247
     Accounts Receivable, Less Allowance for Doubtful Accounts
        of $7,319 and $41,500, respectively                           178,206        184,437
     Notes Receivable - Employee                                       17,055          3,466
     Inventories                                                       54,107         78,734
     Prepaid Expenses                                                  57,537         38,908
                                                                  -----------    -----------
          Total Current Assets                                        441,469        305,792
                                                                  -----------    -----------


LEASEHOLD IMPROVEMENTS AND EQUIPMENT
     Leasehold Improvements                                           119,450        108,876
     Equipment                                                      2,428,165      2,075,089
     Furniture and Fixtures                                           143,204         78,306
                                                                  -----------    -----------
                                                                    2,690,819      2,262,271
     Less Accumulated Depreciation and Amortization (Deduction)    (1,033,582)      (788,890)
                                                                  -----------    -----------
                                                                    1,657,237      1,473,381
                                                                  -----------    -----------


OTHER ASSETS:
     Restricted Cash                                                   15,000         15,000
     Patent Rights Less Accumulated Amortization of $41,759
        and $33,787, respectively                                      37,963         51,253
     Goodwill and Technology Rights Less Accumulated
        Amortization of $8,070,084 and $7,797,672, respectively       420,431        618,079
     Investment in Clean Green Polymers, Inc.                          69,200              0
     Other Assets                                                      40,294         27,411
                                                                  -----------    -----------
                                                                      582,888        711,743
                                                                  -----------    -----------


          TOTAL ASSETS                                            $ 2,681,594    $ 2,490,916
                                                                  ===========    ===========




                                                                     1996            1995
                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes Payable                                               $     80,651    $    231,955
     Accounts Payable                                                 203,877         375,826
     Accrued Expenses                                                 682,555         586,145
     Dividends Payable                                                 36,946               0
     Deferred Revenue                                                  15,600               0
     Current Portion of Long-Term Liabilities                         132,845         120,700
                                                                 ------------    ------------
          Total Current Liabilities                                 1,152,474       1,314,626
                                                                 ------------    ------------


LONG-TERM OBLIGATIONS:
     Capitalized Lease Obligations                                     21,168           4,457
     Long-Term Debt                                                   404,365         461,375
     Less Current Portion                                            (132,845)       (120,700)
                                                                 ------------    ------------
                                                                      292,688         345,132
                                                                 ------------    ------------

DEFERRED REVENUE, SALE OF CLEAN GREEN POLYMERS, INC                   171,759               0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     ETI Common Stock, Par Value $.01 Per Share                  $    203,177    $    133,932
     ETI Series U Preferred Stock, Par Value $.01
        Per Share; 1,400,000 Shares Authorized                         10,755          10,755
     ETI Convertible Preferred Stock, Par Value $.01 Per Share             26               0
     URI Preferred Stock, No Par Value                                500,000               0
     Additional Paid-In Capital                                    21,616,777      16,814,222
     Retained Earnings (Deficit)                                  (20,398,043)    (15,874,626)
                                                                 ------------    ------------
                                                                    1,932,692       1,084,283
     Less Note Receivable Due from One Capital for ETI
        Common Stock                                                 (218,125)       (253,125)
     Less Note Receivable Due from Fluor Daniel, Inc. for URI
        Preferred Stock                                              (183,730)              0
     Less Notes Receivable from Starch Tech, Inc. for Clean
        Green Polymers, Inc. Common Stock                            (466,164)              0
                                                                 ------------    ------------
                                                                    1,064,673         831,158
                                                                 ------------    ------------

          Total Liabilities and Stockholders' Equity             $  2,681,594    $  2,490,916
                                                                 ============    ============


See independent auditor's report and notes to consolidated financial statements.



ENVIRONMENTAL TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1996 AND 1995



                                                  1996            1995
                                              ------------    ------------

     Net Sales                                $  1,873,725    $  2,064,712
     Cost of Product Sold                        1,755,496       1,819,491
                                              ------------    ------------
           Gross Profit                            118,229         245,221

     Research and Product Development Costs      1,058,167         164,442
     General, Administrative and Selling         3,437,834       2,255,186
                                              ------------    ------------
           Operating (Loss)                     (4,377,772)     (2,174,407)

     Interest Expense                              (38,842)        (46,559)
     Other Income                                    8,913         106,485
                                              ------------    ------------

           Net (Loss)                         $ (4,407,701)   $ (2,114,481)
                                              ============    ============

           Net (Loss) Per Share               $       (.26)   $       (.19)
                                              ============    ============

Weighted Average Common Shares Outstanding      16,653,897      11,034,076
                                              ============    ============


See independent auditor's report and notes to consolidated financial statements.



ENVIRONMENTAL TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1996 AND 1995

                                                                    SERIES U                    CONVERTIBLE
                                      COMMON STOCK               PREFERRED STOCK              PREFERRED STOCK
                                      ------------               ---------------              ---------------
                                    NUMBER                     NUMBER                     NUMBER
                                   OF SHARES     AMOUNT       OF SHARES      AMOUNT      OF SHARES     AMOUNT
- - ---------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1994            8,071,440   $   80,714            0    $        0             0   $        0
 Common Stock Issued in
   Private Placements from
   May 1994 to February 1995       4,269,630       42,696
 Common Stock Issued for
   Technology Rights in
   September 1994                     40,000          400
 Common Stock Issued
   Through Exercise of Options
   at Various Dates from May
   1994 Through October 1994         400,000        4,000
 Preferred Stock Issued in
   October 1994 as 10%
   Common Stock Dividend                                     1,075,516        10,755
 Common Stock Issued for
   Services from July 1994
   Through February 1995             162,267        1,622
 Common Stock Issued in
   March 1995 in Exchange
   for Promissory Note               450,000        4,500
 Net (Loss)
                                  ----------   ----------   ----------    ----------    ----------   ----------
BALANCE, APRIL 30, 1995           13,393,337      133,932    1,075,516        10,755             0            0

 Common Stock Issued in
   Private Placements from
   May 1995 to November
   1995                            2,735,098      27,352
 Convertible Preferred Stock
   Issued in Private Placements
   from August 1995 to April
   1996                                                                                    603,738        6,037
 Conversion of Convertible
   Preferred Stock to Common
   Stock from October 1995
   to April 1996                   3,418,667       34,187                                 (601,100)      (6,011)
 Common Stock Warrants and
   Options Exercised in May
   1995 and January 1996              13,333          133
 Common Stock Issued in
   Private Placements in March
   1996 to AARC and AURI             350,000        3,500
 Common Stock Issued as
   Employee Compensation or
   for Services                      142,267        1,423
 URI Preferred Stock Issued
   to Fluor Daniel, Inc.
 Common Stock Issued to
   Minnmark, Inc.                    200,000        2,000
 Common Stock Issued to
   Kansas State                       65,000          650
 Preferred Stock Dividends
   Paid and Declared

Net (Loss)
                                  ----------   ----------   ----------    ----------    ----------   ----------
BALANCE, APRIL 30, 1996           20,317,702   $  203,177    1,075,516    $   10,755         2,638   $       26
                                  ==========   ==========   ==========    ==========    ==========   ==========


(wide table continued below)



              URI
        PREFERRED STOCK
     -----------------------    ADDITIONAL     RETAINED
      NUMBER                     PAID-IN       EARNINGS
     OF SHARES      AMOUNT       CAPITAL       (DEFICIT)       TOTAL
     ----------   ----------   -----------   ------------    ----------

              0   $        0   $13,722,278   $(12,886,288)   $  916,704


                                 1,689,955                    1,732,651


                                    34,800                       35,200



                                   180,375                      184,375


                                   863,102       (873,857)            0


                                    75,087                       76,709


                                   248,625                      253,125
                                               (2,114,481)   (2,114,481)
     ----------   ----------   -----------   ------------    ----------

              0            0    16,814,222   $(15,874,626)   $1,084,283




                                   796,967                      824,319



                                 3,389,720                    3,395,757



                                   (28,176)                           0


                                    31,117                       31,250


                                   346,500                      350,000


                                   104,077                      105,500

        125,000      500,000                                    500,000

                                    98,000                      100,000

                                    64,350                       65,000

                                                 (115,716)     (115,716)

                                               (4,407,701)   (4,407,701)
     ----------   ----------   -----------   ------------    ----------

        125,000   $  500,000   $21,616,777   $(20,398,043)   $1,932,692
     ==========   ==========   ===========   ============    ==========




ENVIRONMENTAL TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1996 AND 1995


                                                                                  1996            1995
                                                                               -----------    -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net (Loss)                                                                $(4,407,701)   $(2,114,481)
     Adjustments to Reconcile Net (Loss) to Net Cash (Used In)
       Operating Activities:
           Fluor Daniel, Inc. Consulting Services Incurred Against
             Note Receivable                                                       316,270              0
           Settlement (Gain) from Creditor                                               0       (100,000)
           Common Stock Issued for Employee Compensation
             or Services                                                           105,500         76,709
           Depreciation and Amortization                                           561,529        760,151
           Loss (Gain) on Disposal of Leasehold Improvements and Equipment          52,684         (4,072)
           Changes in Operating Assets and Liabilities
               Accounts and Notes Receivable                                        (7,358)       117,680
               Inventories                                                          24,627         (3,879)
               Prepaid Expenses                                                    (18,629)       (25,057)
               Accounts Payable                                                   (171,949)        67,306
               Accrued Expenses                                                     96,410         71,056
               Deferred Revenue                                                          0        (12,500)
                                                                               -----------    -----------
                         Net Cash Provided by (Used In) Operating Activities    (3,448,617)    (1,167,087)
                                                                               -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Additions to Leasehold Improvements and Equipment                            (562,129)      (235,398)
     Purchase of Intangible Assets                                                  (9,766)       (90,070)
     Proceeds of Equipment Sold                                                     66,475          5,350
     Decrease (Increase) in Other Assets                                           (12,883)       (21,474)
                                                                               -----------    -----------
                         Net Cash (Used In) Investing Activities                  (518,303)      (341,592)
                                                                               -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Repayments of Short-Term Debt                                                 (51,304)      (324,402)
     Net Proceeds from Issuance of Common and Preferred Stock                    4,601,326      1,917,026
     Collection on One Capital and Starchtech, Inc. Notes Receivable                36,995              0
     Contributions to Capital of Clean Green Polymers, Inc.                       (350,000)             0
     Preferred Stock Dividends Paid                                                (78,770)             0
     Proceeds from Issuance of Long-Term Liabilities                                60,000        108,032
     Repayment of Long-Term Liabilities                                           (117,010)      (333,590)
                                                                               -----------    -----------
                         Net Cash Provided by Financing Activities               4,101,237      1,367,066
                                                                               -----------    -----------
                         Net Increase (Decrease) in Cash                           134,317       (141,613)
                                                                               -----------    -----------

Cash at Beginning of Year                                                              247        141,860
                                                                               -----------    -----------

                         Cash at End of Year                                   $   134,564    $       247
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid During the Year for Interest                                    $    40,203    $    47,454
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Conversion of Note Payable to Common Stock                                $   100,000    $         0
     Common Stock Issued for Employee Compensation or Services                     105,500         76,709
     Common Stock Issued for Technology Rights                                      65,000         35,200
     Preferred Stock Dividend Payable                                               36,946              0
     Preferred and Common Stock Issued for Notes Receivable                        969,500        253,125
     Equipment Acquired Through Capital Lease                                       16,711              0
                                                                               ===========    ===========


See independent auditor's report and notes to consolidated financial statements.


ENVIRONMENTAL TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 1996 AND 1995


NOTE 1 - NATURE OF BUSINESS

These consolidated financial statements include the parent company, Environmental Technologies USA, Inc. (ETI) and subsidiaries, United Recycling, Inc. (URI) and Clean Green Packing Company of Minnesota, Inc. (CGP). All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

URI has developed a recycling process for the conversion of post-consumer carpeting into industrial materials.

CGP manufacturers and markets directly a biodegradable starch-based foam loose-fill packing material which degrades on direct contact with water and is a substitute for expandable polystyrene loose-fill packing peanuts and other cushioning materials. The Company has a manufacturing facility in Minneapolis, Minnesota and sells within the upper Midwest-area.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business Segment Information: The Company considers itself to be engaged in principally one business segment which is the recycling of used carpeting into industrial materials and the production of recyclable loose-fill packing material.

Cash and Cash Equivalents: All investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Inventories: Inventories consist of CGP and URI raw materials and finished goods which are valued at the lower of cost (first-in, first-out basis) or market.

Intangibles: Intangibles consist of patent costs; technology rights and goodwill; these assets are being amortized ratably over the following economic years:


Patent rights                               10 years
Technology rights                            5 years
Goodwill                                     3 years


Leasehold Improvements and Equipment: These assets are recorded at cost. Expenditures for repairs, maintenance and minor renewals which neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred.

When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss on disposition is included in operations.

Depreciation and amortization are provided using the straight line method over the following estimated useful lives:
                                              Years
                                           ------------

Leasehold improvements                       2.5 - 7
Equipment                                    2   - 10
Furniture and fixtures                       3   - 7


Restricted Cash: Restricted cash represents collateral held by a bank for an operating lease which expires in May 1996.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Such receivables are generally unsecured; however this credit risk is limited due to the large number of customers.

Revenue Recognition: Both URI and CGP recognize revenue for sales in the normal course of business at the time of shipment. URI also recognizes revenue for carpet collection services upon providing such services.

Deferred Revenues: This revenue resulted from the Polymers sale (See Note 5) and is recognized as collections on the notes receivable occur.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for consolidated financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for consolidated financial statement and income tax purposes), allowance for doubtful receivables (deductible for consolidated financial statement purposes but not for income tax purposes) and net operating loss carryforwards. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Fair Value: The carrying amounts reflected in the balance sheet for cash, restricted cash, accounts receivable, and accounts payable approximate the respective fair values due to the short maturities of those instruments. The carrying values for notes payable approximate the fair value since interest rates are generally at competitive market rates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Loss Per Share: Loss per share is computed based upon the weighted average number of common shares outstanding during the respective years.

Reclassifications: Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the 1996 presentation.


NOTE 3 - GOING CONCERN UNCERTAINTIES

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $4,407,701 and $2,114,481 for the years ended April 30, 1996 and 1995, respectively. The Company has an accumulated retained earnings deficit of $20,398,043 and a working capital deficit of $711,005 at April 30, 1996. The Company ultimately is dependent upon additional equity or debt financing as well as positive cash flows from operating activities to continue operations. Management is continuing its efforts to obtain additional equity and/or debt financing while restructuring operations to reduce costs and achieve positive cash flows from operations.


NOTE 4 - POTENTIAL SALE OF CLEAN GREEN PACKING COMPANY OF MINNESOTA, INC.

In June 1996, ETI entered into negotiations with International Absorbents, Inc. regarding the sale of substantially all of the assets and liabilities of CGP. The buyer would pay $500,000 in cash for all assets and liabilities, excluding the advances due parent company and issue warrants for the purchase of up to 400,000 shares of its Common Stock at market price as of the close date. International Absorbents, Inc. is a leading manufacturer and marketer of absorbent products made from waste wood pulp.

A condensed CGP balance sheet as of April 30, 1996 follows:

ASSETS
     Current assets                                              $    216,149
     Leasehold improvements and equipment, less accumulated
        depreciation and amortization                                 663,759
     Other assets                                                      49,446
                                                                 ------------
          TOTAL ASSETS                                           $    929,354
                                                                 ============


LIABILITIES
     Advance due ETI                                             $  2,444,668
     Other current liabilities                                        338,722
                                                                 ------------
          Total Current Liabilities                                 2,783,390
     Long-term liabilities                                            252,059

STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)                        (2,106,095)
                                                                 ------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
            (DEFICIENCY IN ASSETS)                               $    929,354
                                                                 ============


A condensed statement of operations for the fiscal year ended April 30, 1996 follows:

     Net sales                                $  1,392,893
     Cost of product sold                          937,259
                                              ------------
           Gross Profit                            455,634

     ETI interest and other charges                179,858
     Research and product development costs         30,048
     General, administrative and selling           493,848
     Other interest expense                         33,139
                                                ----------
                                                   736,893
                                                ----------
           Net (Loss)                           $ (281,259)
                                                ==========





NOTE 5 - INVESTMENT IN CLEAN GREEN POLYMERS, INC.

The Company is a 20% owner of Clean Green Polymers, Inc.. In January 1996 the Company sold 80% of its Clean Green Polymers, Inc. (Polymers) Common Stock for $469,500. The Company received two notes receivable; one is for $269,500 with both principal and interest (8%) payable at January 31, 2001; the second note is for $200,000 and is payable over five years in monthly installments including interest at 11%.

Polymers was an inactive subsidiary with no assets or operations. As part of the transactions the U.S. Department of Agriculture, Alternative Agricultural Research and Commercialization Center (AARC) and the State of Minnesota Agricultural Utilization Research Institute (AURI) purchased 350,000 units of ETI for $350,000. Each unit consisted of one share of Common Stock and a warrant for the purchase of an additional share of Common Stock at approximately market price. ETI was required to contribute this $350,000 to Polymers as a capital contribution before the sale was consummated.

The notes receivable at April 30, 1996 have been recorded as a reduction of stockholders' equity. The gain on sale of this 80% Common Stock interest has been recognized on an installment basis as collections on the notes receivable occur. The recorded deferred revenue amounts represent the gain to be recorded over the five year loan terms.

Polymers has had no operations through April 30, 1996.


NOTE 6 - NOTES PAYABLE AND SETTLEMENT LOSS INCURRED WITH SECURED CREDITOR

Notes payable consist of the following:

                                                                                                    April 30,
                                                                                           --------------------------
                                                                                              1996            1995
                                                                                           ----------     -----------
Note payable to Riverside Bank secured with a first position on all ETI assets;
  payable in monthly installments of $4,609 including interest
  at prime plus 2%                                                                         $   80,651     $   124,521

Note payable to Minnmark, Inc.; see Note 10                                                         0         100,000

Note payable to Frommelt & Eide, Ltd. for legal services; payable in
  monthly installments of $1,601 including interest at 8%                                           0           7,434
                                                                                           ----------     -----------

                                                                                           $   80,651     $   231,955
                                                                                           ==========     ===========


The Riverside note contains several financial and other covenants. The Company is not in compliance with these covenants and the entire note balance has been classified as a current liability. The bank has not demanded payment of the note balance.

The Company had a previous note obligation to a secured creditor that was settled during the year ended April 30, 1995 and resulted in a $100,000 recorded gain, which was included in other income.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                           April 30,
                                                                                                 ------------------------
                                                                                                    1996          1995
                                                                                                 ----------     ---------
Note payable to Small Business Administration secured by all CGP Company assets;
  due in monthly installments of $3,263 including interest and fees at
  at 7% through January 2020; guaranteed by major stockholder/officer                            $  176,103     $ 200,749

Obligation under a License Agreement; obligation payable in minimum annual
  installments of $100,000; balance due September 1995                                                    0        69,302

Obligation under Partnership Agreement with Agricultural Utilization Research
  Institute (AURI); due in monthly installments of $1,305 including interest at
  6% through March 2005                                                                             107,749       116,699

Note payable to Minnesota Office of Waste Management in quarterly payments of
  $3,513 including interest at 4% through January 2001; secured by specific
  equipment                                                                                          60,513        74,625

Note payable to Riverside Bank secured by various computer and office equipment;
  payable in monthly installments of $1,277 including interest at 2% through
  April 1998                                                                                         30,000             0

Note payable to Riverside Bank secured by various computer and office equipment;
  payable in monthly installments of $1,376 including interest at 9.25% through
  April 1998                                                                                         30,000             0
                                                                                                 ----------     ---------
                                                                                                    404,365       461,375
Less current portion                                                                               (125,485)     (117,011)
                                                                                                 ----------     ---------

          Total                                                                                  $  278,880     $ 344,364
                                                                                                 ==========     =========


Late payments have occurred on the Minnesota Office of Waste Management note. The entire note balance has been classified as a current liability. The Minnesota Office of Waste Management has brought a suit against the Company seeking payment of the note balance.

Maturities of long-term debt are as follows:


     Year Ended April 30,                 Amount
     --------------------                 ------
            1997                        $ 125,485
            1998                           69,108
            1999                           40,853
            2000                           43,615
            2001                           46,588
          Thereafter                       78,716
                                        ---------
                                        $ 404,365
                                        =========


The License Agreement was the result of a litigation settlement reached in April 1993. The agreement requires the Company to make royalty payments over the life of the applicable licensed patents. The Company is obligated to make additional royalty payments based upon cumulative CGP manufactured product sales. The Company recorded royalty expense of $140,781 and $138,733 for the years ended April 30, 1996 and 1995 respectively, in accordance with the Agreement.


NOTE 8 - LEASES

Company purchases under noncancellable capital lease arrangements totaled $52,261 and $41,461 at April 30, 1996 and 1995, respectively. Accumulated amortization was $28,581 and $21,187 at April 30, 1996 and 1995, respectively. Amortization of assets recorded under capital lease is included with depreciation expense.

The Company has several operating leases for office production facilities and various equipment. The Company is responsible for maintenance, insurance and taxes under these leases. Total rent expense was $263,492 and $205,716 for the years ended April 30, 1996 and 1995, respectively.

Future minimum rentals to be received under noncancelable subleases total $8,050 as of April 30, 1996.

Future minimum payments required under capital lease as of April 30, 1996 are as follows:


         Year ended April 30,                 Amount
         --------------------                 ------
                1997                        $  10,085
                1998                            9,085
                1999                            5,153
                2000                            1,652
                2001                              413
                                            ---------
Total minimum lease payments                   26,388
Less amounts representing interest             (5,220)
                                            ---------
    Present Value of Future
    Minimum Lease Payments                  $  21,168
                                            =========


Future commitments under operating leases as of April 30, 1996 are as follows:


    Year Ended April 30,            Amount
    --------------------            ------
           1997                   $  377,260
           1998                      373,802
           1999                      359,730
           2000                      285,895
           2001                      175,767
         Thereafter                   23,940
                                  ----------
     Total                        $1,596,394
                                  ==========



NOTE 9 - INCOME TAXES

There is no provision for federal or state income taxes due to the operating losses incurred. Deferred income tax assets are recorded for temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets primarily result from net operating loss carryforwards. The amounts of tax loss carryforwards are substantially less than financial statement loss amounts, due to differences in assets basis, as a result of statutory mergers in earlier years. These deferred tax assets have been reduced by a valuation account equal to the asset due to the uncertainty of utilization. These deferred assets were recorded as follows:


                                                    April 30,
                                           --------------------------
                                              1996            1995
                                           -----------     ----------

Deferred tax asset                         $ 4,600,000     $3,100,000
Less valuation account                      (4,600,000)    (3,100,000)
                                           -----------     ----------
     Net Deferred Tax Asset                $         0     $        0
                                           ===========     ==========


The tax benefits of the operating losses incurred for the years ended April 30, 1996 and 1995 have not been recognized due to the uncertainty of ultimate utilization of such losses. At April 30, 1996, the Company has a net operating tax loss carryforward of approximately $13 million which expires periodically through April 30, 2011. This carryforward amount may be restricted under Section 382 of the Internal Revenue Code as to both the ultimate and annual amount that may be utilized, due to ownership changes within the Company during the year ended April 30, 1993. These restricted amounts have not been determined.


NOTE 10 - STOCKHOLDERS' EQUITY

The Company's capital structure includes 50 million of $.01 par value Capital Stock. URI has 250,000 shares of Preferred Stock authorized of which 125,000 shares are outstanding (all owned by Fluor Daniel, Inc.). On July 23, 1996 the Company's Directors approved a 1 for 10 reverse stock split of the Company's Common Stock to be effective as of August 2, 1996. None of the Common Stock or per share amounts have been adjusted in these April 30, 1996 consolidated financial statements to reflect this reverse split.

In September 1993, the Company entered into an agreement with One Capital Corporation wherein One Capital agreed to provide general business and financial advisory services. In return One Capital received an initial engagement fee of options to purchase up to 950,000 shares of the Company's Common Stock at a price of 50% of the prior day's closing bid price per share. The agreement was later amended to provide for additional services for additional options under the same conversion terms. During the year ended April 30, 1995, One Capital exercised options for the purchase of 400,000 shares of the Company's Common Stock. A separate agreement contains additional provisions providing certain payments to the One Capital based upon future equity or debt financing.

In February 1995, the Company issued One Capital an option to purchase 450,000 shares of Common Stock at an exercise price of 50% of the market price at date of issuance. One Capital exercised its option in March 1995. The Company issued 450,000 shares of its Common Stock in exchange for a promissory note for $253,125. The note was due one year from the later of the filing of a Registration Statement with the Securities and Exchange Commission registering these share or the delivery date of the shares to One Capital.

The Company issued 2,685,098 and 4,269,630 restricted shares of Common Stock during the years ended April 30, 1996 and 1995, respectively, pursuant to Regulation S as exempt from the registration provisions under the 1933 Securities Act.

The Common Stock issued for services rendered during the years ended April 30, 1996 and 1995 were recorded at fair market value as of the respective dates of services performed.

In September 1994, the Company issued its note payable for $100,000 and 40,000 shares of its Common Stock to Minnmark, Inc. for the proprietary rights to a carpet reclaimer patent. The agreement also required the issuance of an additional 100,000 shares of its Common Stock upon the earlier of the completion of a successfully operating carpet recycling machine or January 1, 1996. The Company had the option of issuing an additional 100,000 shares of its Common Stock and foregoing the payment of the $100,000 recorded note payable. In February 1996 the Company issued 200,000 shares of its' Common Stock and eliminated the previously recorded $100,000 note payable. The Company is also obligated to pay a royalty of 3% of revenue realized from the utilization of this technology up to a maximum amount of $5 million.

In October 1994, the Company declared and paid a 10% stock dividend. This was done through the issuance of Series U Preferred Stock. The Preferred Stock was recorded at 10% of the fair market value of the Company's Common Stock. This Preferred Stock has no preference to the Company's Common Stock. ETI Preferred Stockholders are entitled to receive cash dividends of 10% of annual URI net income (limited to the % applicable to ETI ownership). Such dividends are cumulative only to the extent URI reports annual net income and that income is declared as a dividend. Such dividends will be in preference to any Common Stock dividends.

In March 1995, the Company entered into a licensing agreement with Kansas State University Research Foundation involving a starch-based biodegradable packaging filler material. The Company paid $10,000 and agreed to issue 10,000 warrants for the purchase of 10,000 shares of the Company's Common Stock at $1 per share. The Company also issued 65,000 shares of its Common Stock to the Foundation during the fiscal year ended April 30, 1996. The Company also agreed to pay a royalty based upon incremental gross profit gain achieved through the use of the applicable technology. This royalty is 10% of such incremental profit over a three year period and may be extended upon mutual agreement.

The Company issued 603,738 shares of convertible Series A, II, III and V Preferred Stock during the fiscal year ended April 30, 1996. The Preferred Stockholders converted 601,100 of these shares into 3,418,667 shares of Common Stock during the fiscal year ended April 30, 1996. The remaining 2,638 shares are convertible into Common Stock based upon the market price of the Common Stock. Each share of Preferred Stock is valued at $1,000 and is convertible to the number of Common Shares computed, using 65% of market price (1,100 shares of Preferred Stock) or 100% of market price (1,538 shares).

This Preferred Stock has certain preferential voting and liquidation features. In addition cash dividends of approximately 9% are to be paid quarterly. Dividends of $115,716 were paid or declared payable during the fiscal year ended April 30, 1996.

URI issued 125,000 shares of Preferred Stock in October 1995 to Fluor Daniel, Inc. for an approximate 11% interest in URI; this stock is convertible into an equal number of shares of URI Common Stock. The Preferred Stock was valued at $4 per share and exchanged for a note receivable of $500,000. Fluor Daniel, Inc. is providing development assistance to URI in carpet recycling technology implementation, construction and consulting services; such services upon billing to URI are reflected as a reduction of the note receivable. The note receivable of $183,730 at April 30, 1996 represents services not yet provided and is recorded as a reduction of Stockholders' Equity.

In January 1996 the Company sold 80% (800 shares) of an inactive subsidiary, Clean Green Polymers, Inc. for $469,500. The buyer, Starch Tech, Inc. is a private company in which the President is a former employee of ETI. The buyer issued notes aggregating $469,500 in exchange for the Common Stock. See Note 5. Because of the related nature of these transactions, the notes receivable from Starch Tech, Inc. of $466,164 have been recorded as a reduction of Stockholders' Equity.


NOTE 11 - STOCK OPTION AND WARRANTS

The Company has an incentive stock option plan which allows for the granting of Common Stock (1,200,000 shares) to key employees of the Company. Options may be granted at prices not less than fair market value of the Common Stock at date of grant (not less than 110% of fair market value for more than 10% owners) and are generally exercisable up to 10 years (5 years for more than 10% owners) from the grant date. All options granted were exercisable at April 30, 1996. Incentive stock option activity follows:


                                                Number of        Price
                                                 Shares        Per Share
                                              -----------    -------------

Balance at April 30, 1994                         260,275    $ 1.20 - 3.50
  Granted                                         110,000         0.88
  Cancelled                                       (58,853)     1.20 - 3.50
                                              -----------    -------------
Balance at April 30, 1995                         311,422       .88 - 3.50
  Granted                                              0            -
  Cancelled                                        (2,377)     1.83 - 3.50
                                              -----------    -------------
Balance at April 30, 1996                         309,045    $  .88 - 3.50
                                              ===========    =============


The Company has also granted 701,880 nonqualified options to various individuals. These options are exercisable at $.75 to $5.00 per share and expire at various dates through June 2000.

In addition at April 30, 1996, the Company has a total of 2,346,281 warrants outstanding. These warrants expire at various dates through July 2000 at prices ranging from $.70 to $5.00 per share.


NOTE 12 - OTHER COMMITMENTS AND CONTINGENCIES

In March 1992, ETI entered into a license agreement with the University of Minnesota (University) relating to a University technology for the manufacture of a biodegradable plastic made with protein and starch. This agreement expires in March 2007 and requires the Company to pay a 3% royalty on net sales of products which use this technology. There have been no sales resulting from this technology through April 30, 1996. The Company has the right to first refusal to license new technology under this agreement.

The Company entered into a $15,000 letter of credit in October, 1991 as collateral for an URI operating lease. This agreement expires in May, 1996.

The Company has entered into employment agreements with certain officers and employees of the Company. The agreements, among other things, provide for initial base salaries, benefits, and termination conditions and payments. These agreements expire at various times through 1997.

The Company had been obligated to pay a royalty of 3% of CGP net sales through February 2001 up to a maximum amount of $1,000,000 to Alpha International, a partnership consisting of certain former CGP stockholders. In May 1994, the Company reached an agreement wherein the previous agreement was retroactively canceled. The Company agreed to pay a total of $37,000 in monthly payments over an eighteen month period without interest. The Company was also obligated to issue 30,000 shares of its Common Stock to Alpha International upon completion of the cash payment obligation. The Company accrued $51,491 at April 30, 1995 for these obligations as part of accrued expenses. The Company issued the 30,000 shares of Common Stock during the year ended April 30, 1996.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ENVIRONMENTAL TECHNOLOGIES USA, INC.


Date:  August 8, 1996                      By /s/ Robin R. Young
                                              -----------------
                                              Robin R. Young
                                              Chief Executive Officer



         In accordance with the Securities Exchange Act of 1934, this Report has been signed below on August 8, 1996 by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                           Signature and Title


                                           By /s/ Robin R. Young
                                              Robin R. Young, Chairman of the
                                              Board of Directors and Chief
                                              Executive Officer (principal
                                              executive, financial and
                                              accounting officer)



                                           By /s/ Charles D. Pyle, Jr.
                                              Charles D. Pyle, Jr., Director



                                           By /s/ H. David Francis
                                              H. David Francis, Director



                                           By /s/ C. Henry Traweek
                                              C. Henry Traweek, Director







                      ENVIRONMENTAL TECHNOLOGIES USA, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                      For Fiscal Year Ended April 30, 1996



Item No.            Item                                                  Method of Filing
- - --------            ----                                                  ----------------

3.1                 Articles of Incorporation, as amended to date.        Filed herewith.

3.2                 Bylaws, as amended to date.                           Incorporated by reference to
                                                                          Exhibit 3.2 to the Company's
                                                                          Registration Statement on Form
                                                                          S-1 (File No. 33-50562).

4.1                 Specimen Form of the Company's                        Filed herewith.
                    Common Stock Certificate


4.2                 Certificate of Designation of the                     Included in Exhibit 3.1 filed herewith.
                    Company's Series II Preferred Stock


4.3                 Certificate of Designation of the                     Included in Exhibit 3.1 filed herewith.
                    Company's Series III Preferred Stock


4.4                 Certificate of Designation of the                     Included in Exhibit 3.1 filed herewith.
                    Company's Series V Preferred Stock


4.5                 Certificate of Designation of the                     Included in Exhibit 3.1 filed herewith.
                    Company's Series U Preferred Stock


10.1                Lease Agreement dated October 30, 1991,               Incorporated by reference to
                    between URI and St. Louis Park                        Exhibit 10.2 to the Company's
                    Investment Company.                                   Registration Statement on Form
                                                                          S-1 (File No. 33-50562).


10.2                Lease Agreement dated June 3, 1991,                   Incorporated by reference to
                    between CGP and Second MBT Trust.                     Exhibit 10.3 to the Company's Registration
                                                                          Statement on Form S-1 (File No. 33-50562).


10.3                License Agreement dated March 25, 1992,               Incorporated by reference to
                    between the Company and the University                Exhibit 10.4 to the Company's
                    of Minnesota.                                         Registration Statement on Form S-1
                                                                          (File No. 33-50562).


10.4                Research Agreement dated June 1, 1992,                Incorporated by reference to
                    between the Company and the University of             Exhibit 10.5 to the Company's
                    Minnesota.                                            Registration Statement on Form S-1
                                                                          (File No. 33-50562).


10.5                1991 Incentive Stock Option Plan of the               Incorporated by reference to
                    Company.                                              Exhibit 10.6 to the Company's
                                                                          Registration Statement on Form
                                                                          S-1 (File No. 33-50562).


10.6                Form of Incentive Stock Option                        Incorporated by reference to
                    Agreement.                                            Exhibit 10.7 to the Company's
                                                                          Registration Statement on Form
                                                                          S-1 (File No. 33-50562).


10.7                1994 Stock Plan                                       Incorporated by reference to
                                                                          Exhibit 10.7 to the Company's
                                                                          Annual Report on Form 10-KSB for
                                                                          fiscal year ended April 30, 1994
                                                                          (File No. 0-22736).


10.8                Form of Non-Statutory Stock Option Agreement          Incorporated by reference to
                                                                          Exhibit 10.8 to the Company's
                                                                          Annual Report on Form 10-KSB for
                                                                          fiscal year ended April 30, 1994
                                                                          (File No. 0-22736).


10.9                Form of Restricted Stock Award                       Incorporated by reference to
                    Agreement                                            Exhibit 10.9 to the Company's
                                                                         Registration Statement on Form
                                                                         S-1 (File No. 33-50562).


10.10               Loan Agreement (and Note and Debenture)              Incorporated by reference to
                    dated December 3, 1991, between CGP, the             Exhibit 10.17 to the Company's
                    Company and the Coon Rapids Development Company.     Registration Statement on Form S-1
                                                                         (File No. 33-50562).


10.11               License Agreement dated as of April 19,              Incorporated by reference to
                    1993 between CGP, the Company and                    Exhibit 10.14 to the Company's Annual
                    Warner-Lambert Company.                              Report on Form 10-KSB for the fiscal year
                                                                         ended April 30, 1993 (File No. 0-22736).


10.12               Settlement Agreement and Release dated               Incorporated by reference to
                    October 11, 1993 between Clean Green                 Exhibit 10.15 to the Company's
                    Packing and International Grain and                  Annual Report on Form 10-KSB
                    Milling Company.                                     for the fiscal year ended April 30,
                                                                         1993 (File No. 0-22736).


10.13               Merger, Acquisition and Financing                    Incorporated by reference to
                    Agreement dated October 7, 1993 between              Exhibit 10.16 to the Company's
                    the Company and One Capital                          Annual Report on Form 10-KSB
                    Corporation.                                         for the fiscal year ended April 30,
                                                                         1993 (File No. 0-22736).


10.14               Financial Advisory Services Agreement dated          Incorporated by reference to
                    October 7, 1993 between the Company                  Exhibit 10.17 to the Company's Annual
                    and One Capital Corporation.                         Report on Form 10-KSB for the fiscal
                                                                         year ended April 30, 1993 (File No. 0-22736).


10.15               Technology Transfer Agreement, dated                 Incorporated by reference to
                    January 31, 1994 between the Company and             Exhibit 10.15 to the Company's Annual
                    FoamLite Texas Corporation.                          Report on Form 10-KSB for the fiscal
                                                                         year ended April 30, 1994 (File No. 0-22736).


10.16               Lease Agreement, dated March 12, 1996                Filed herewith.
                    between Kokette Properties Inc. and URI.


10.17               Sublease, dated March 20, 1996 between               Filed herewith.
                    Berkley Administrators and URI.


10.18               License Agreement, dated March 1, 1995,              Filed herewith.
                    between the Company and KSU Research
                    Foundation.


10.19               Office/Warehouse Lease, dated October                Filed herewith.
                    21, 1994, by and between Crown Packaging
                    Corp. and CGP.


21.1                Subsidiaries of the Company.                         Filed herewith.


23.1                Consent of Eide Helmeke PLLP                         Filed herewith.


27.1                Financial Data Schedule                              Filed herewith.
