Form 10QSB
period 1996-07-31
ENVIRONMENTAL TECHNOLOGIES USA INC
filed 1996-09-13
CIK 885769

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1996

                                       OR

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


                          8441 WAYZATA BLVD. SUITE 105
                          MINNEAPOLIS, MINNESOTA 55426
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                         THE ISSUER'S TELEPHONE NUMBER,
                       INCLUDING AREA CODE: (612) 540-9933


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

NAME OF EACH EXCHANGE ON WHICH IS REGISTERED:  N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.01 PER SHARE


         INDICATE BY CHECK MARK WHETHER THE COMPANY (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ].

         AS OF SEPTEMBER 11, 1996, 3,043,292 SHARES OF COMMON STOCK OF THE COMPANY WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE COMPANY AS OF THAT DATE (BASED UPON THE LAST REPORTED SALE PRICE OF THE COMMON STOCK AT THAT DATE BY THE NASDAQ SYSTEM), EXCLUDING OUTSTANDING SHARES BENEFICIALLY OWNED BY THE DIRECTORS AND OFFICERS, WAS APPROXIMATELY $243,463. THE COMPANY EFFECTED A 1 FOR 10 REVERSE STOCK SPLIT EFFECTIVE AUGUST 5, 1996.

         TRANSITIONAL SMALL BUSINESS FORMAT (CHECK ONE): YES ____  NO __X__



                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                       PAGE NUMBER

         CONSOLIDATED BALANCE SHEET (UNAUDITED)
         AS OF JULY 31, 1996 AND JULY 31, 1995                           3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995               4


         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995      5


         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               14


ITEM 6.  EXHIBITS AND REPORTS

         A.       SEE EXHIBIT INDEX ON PAGE                             17



                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                         July 31, 1996 and July 31, 1995
                                   (UNAUDITED)

                                                                                        July 31,         July 31,
                                      ASSETS                                             1996              1995
                                                                                     ------------      ------------
Current Assets
      Cash and cash equivalents                                                      $     60,805      $    202,948
      Accounts receivable less allowance for Doubtful Accounts                            169,066           172,400
      Notes receivable--Employee                                                           21,555             3,466
      Inventories                                                                          47,448            44,268
      Prepaid expenses and other assets                                                    51,860            25,389

                                                                                     ------------      ------------
        Total current assets                                                              350,734           448,471

Property
      Leasehold improvements                                                               84,504           108,876
      Equipment                                                                         2,328,927         2,107,823
      Furniture and fixtures                                                              151,988            78,306
                                                                                     ------------      ------------
                                                                                        2,565,419         2,295,005
      Less accumulated depreciation and amortization                                   (1,020,122)         (848,638)
                                                                                     ------------      ------------
        Net property and equipment                                                      1,545,297         1,446,367

      Restricted Cash                                                                        --              15,000
      Patent Rights                                                                        35,970            49,260
      Goodwill and technology rights, net of amortization                                 387,624           496,272
      Investments in Clean Green Polymers                                                  69,200              --
      Other assets                                                                         40,293            27,409

                                                                                     ------------      ------------
        Total other assets                                                                533,087           587,940
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $  2,429,118      $  2,482,778
                                                                                     ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable                                                                  $     68,834      $    221,495
      Accounts payable                                                                    244,961           359,284
      Accrued expenses                                                                    814,527           598,866
      Dividends Payable                                                                    67,593              --
      Deferred Revenue                                                                     17,553              --
      Current portion of long-term liabilities                                            134,205           108,759
                                                                                     ------------      ------------
          Total current liabilities                                                     1,347,673         1,288,405

Long-term liabilities
      Capitalized lease obligations                                                        39,537             3,616
      Long-term debt less current portion                                                 385,985           453,123
      Less Current Portion                                                               (134,205)         (108,759)
                                                                                     ------------      ------------
                                                                                          291,318           347,980


Deferred Revenue, Sale of Clean Green Polymers, Inc.                                      165,710              --


Stockholders' equity:
      Common Stock, par value $.01 per share; Authorized 50,000,000 shares;
        issued and outstanding 27,627,479 shares at
        July 31, 1996 and 15,345,102 at July 31, 1995                                     276,275           153,451
      Preferred Stock U-Stock, par value $.01 per share; Authorized 1,400,000
        shares;  issued and outstanding 1,075,516 shares at July 31, 1996                  10,755            10,755
      Preferred Stock--ETI Convertible par value $.01 per share; Authorized 6538
        shares;  issued and outstanding 1,288 shares at July 31, 1996                          13              --
      URI Preferred Stock, No Par Value                                                   500,000              --
      Additional paid-in capital                                                       21,791,192        17,411,115
      Retained Earnings (Deficit)                                                     (21,116,678)      (16,475,803)
                                                                                     ------------      ------------
                                                                                        1,461,557         1,099,518

      Notes receivable from sale of stock One Capital                                    (218,125)         (253,125)
      Notes receivable from sale of stock Fluor Daniel                                   (163,042)             --
      Notes receivable from sale of stock Starch Tech
        Inc. for Clean Green Polymers, Inc. Common Stock                                 (455,972)             --
                                                                                     ------------      ------------
        Total stockholders' equity                                                        624,418           846,393
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  2,429,118      $  2,482,778
                                                                                     ============      ============



              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                       Three months ended
                                                                                            July 31,
                                                                                  ---------------------------
                                                                                      1996            1995
                                                                                  -----------     -----------
Revenue..............................................................             $   422,947     $   504,846
Cost of Goods Sold...................................................                 352,969         457,816
                                                                                  -----------     -----------

      Gross Profit...................................................                  69,978          47,030

Selling, general and administrative expenses:
      General and administrative.....................................                 656,658         445,118
      Research and development.......................................                     406          59,453
      Goodwill and technology rights amoritization                                     32,808         121,807
                                                                                  -----------     -----------

        Total expenses...............................................                 689,871         626,378

                                                                                  -----------     -----------
        Loss from operations.........................................                (619,894)       (579,348)

Other Income (expense)
      Interest income................................................                   5,776             308
      Interest expense...............................................                  (5,411)        (22,112)
      Other..........................................................                 (51,872)            (23)
                                                                                  -----------     -----------

        Total other income (expense).................................                 (51,506)        (21,828)
                                                                                  -----------     -----------

        Net loss.....................................................             $  (671,400)     $ (601,175)
                                                                                  ===========     ===========

Net loss per share...................................................             $     (0.0$)     $    (0.04)
                                                                                  ===========     ===========

Weighted average common shares and
  common share equivalents outstanding...............................              23,289,223      13,804,273
                                                                                  ===========     ===========



              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                       Consolidated Statement of Cash Flow
                                   (UNAUDITED)

                                                                               Three months ended
                                                                                     July 31,
                                                                            ------------------------
                                                                               1996           1995
                                                                            ---------      ---------
Cash flows from operating activities:
    Net loss                                                                $(671,400)     $(601,175)
    Adjustment to Reconcile Net (Loss) to Net Cash (Used In)
      Operating Activities:
        Fluor Daniel, Inc. Consulting Services Incurred Against
          Note Receivable                                                      20,688
        Common Stock Issued for Employee Compensation or Services                --            7,846
        Depreciation and amortization                                         102,784        181,556
        Loss (Gain) on Disposal of Leasehold Improvements and Equipment        51,172
        Changes in operating assets and liabilities,
          Accounts Receivable & Notes Receivable                                4,640          8,572
          Inventories                                                           6,659         34,466
          Prepaid expenses                                                      5,677         16,985
          Accounts payable                                                     41,084        (16,542)
          Accrued expenses                                                    131,972         12,721
          Deferred revenue                                                      1,953           --
                                                                            ---------      ---------

    Net Cash Provided by (Used In) Operating Activities                      (304,771)      (355,571)

Cash flows from investing activities:
    Additions to Leasehold Improvements and Equipment                         (67,512)       (32,733)
    Purchase of intangible assets                                                --
    Proceeds from equipment sold                                               87,617
    Decrease (increase) in other assets                                          --            1,995
                                                                            ---------      ---------

    Net cash (used in) investing activities                                    20,105        (30,738)

Cash flows from financing activities:
    Payments of Short-Term Debt                                               (11,817)       (10,460)
    Net proceeds from Issuance of Common Stock and Preferred Stock            247,500        611,412
    Collection on One Capital and Starchtech, Inc. Notes Receivable            10,192           --
    Contributions to Capital of Clean Green Polymers                             --             --
    Preferred Stock Dividends Paid                                            (16,588)          --
    Proceeds from Issuance of Long-Term Liabilities                              --             --
    Repayments on long-term liabilities                                       (18,380)       (11,941)

    Net cash provided by financing activities                                 210,907        589,011

Increase (decrease) in cash and cash equivalents                              (73,759)       202,702

Cash and cash equivalents at the beginning of period                          134,564            247
                                                                            ---------      ---------

Cash and cash equivalents at the end of period                              $  60,805      $ 202,948
                                                                            =========      =========



              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES
                                     PART I

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Nature of Business and Basis of Presentation

These consolidated financial statements include the parent company, Environmental Technologies USA, Inc. (ETI--"The Company") and subsidiaries, United Recycling, Inc. (URI) and Clean Green Packing Company of Minnesota, Inc.
(CGP). All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

URI has developed a recycling process for the conversion of post-consumer carpeting into industrial materials.

CGP manufactures and markets directly a biodegradable starch-based foam loose-fill packing material which degrades on direct contact with water and is a substitute for expanded polystyrene loose-fill packing peanuts and other cushioning materials. CGP has a manufacturing facility in Minneapolis, Minnesota and sells within the upper Midwest-area.

The Company was incorporated in Minnesota on September 5, 1991. The Company's executive offices are located at 8441 Wayzata Blvd Suite 105, Minneapolis, Minnesota 55426 and its telephone number is (612) 540-9933.

The consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's 10-K as filed with the Securities and Exchange Commission on August 12, 1996.

The consolidated financial statements presented herein as of July 31, 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period.

(2)      Significant Accounting Policies

Business Segment Information: The Company considers itself to be engaged in principally one business segment which is the recycling of used carpeting into industrial materials and the production of recyclable loose-fill packing material.

Inventories: Inventories consist of CGP and URI raw materials and finished goods which are valued at the lower of cost (first in, first out basis) or market.

Intangibles: Intangibles consist of patent costs, technology rights and goodwill; these assets are being amortized ratably over the following economic lives:

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

Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

                                                      Years
                                                      -----
                  Leasehold improvements            2.5 - 7
                  Equipment                           2 - 10
                  Furniture and fixtures              3 - 7

Restricted Cash: Restricted cash represents collateral held by a bank for an operating lease which expired in May 1996. The restricted cash was used to make the final rent payments due on this operating lease.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Such receivables are generally unsecured; however this credit risk is limited due to the large number of customers.

Revenue Recognition: Both URI and CGP recognize revenue for sales in the normal course of business at the time of shipment. URI also recognizes revenue carpet collection services upon providing such services.

Deferred Revenue: This revenue resulted from the Polymers sale (See Note 5) and is recognized as collections on the notes receivable occur.

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

Loss Per Share: Loss per share is computed based upon the weighted average number of common shares outstanding during the respective periods.

(3)      Going Concern Uncertainties

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has incurred net losses of $671,400 for the three months ended July 31, 1996. The Company has an accumulated retained earnings deficit of $21,116,678 and a working capital deficit of $996,939 at July 31, 1996. The Company ultimately is dependent upon additional equity or debt financing as well as positive cash flows from operating activities to continue operations. Management is continuing its efforts to obtain additional equity and/or debt financing while restructuring operations to reduce costs and achieve positive cash flows from operations.

The Company was delisted from NASDAQ on August 23, 1996 due to the Company's inability to meet minimum NASDAQ requirements.



(4)      Potential Sale of Clean Green Packing Company of Minnesota, Inc.

In June 1996, ETI negotiated an agreement in principle subject to due diligence with International Absorbents, Inc. to sell substantially all of the assets and liabilities of CGP. The buyer would pay $500,000 in cash for all assets and liabilities, excluding the advance due parent company and issue warrants for the purchase of up to 400,000 shares of its Common Stock at market price as of the close date. On August 27, 1996 International Absorbents withdrew their offer to purchase CGP.

(5)       Investment in Clean Green Polymers, Inc.

The Company is a 20% owner of Clean Green Polymers, Inc. In January 1996 the Company sold 80% of its Clean Green Polymers, Inc. (Polymers) Common Stock for $469,500. The Company received two notes receivable; one is for $269,500 with both principal and interest (8%) payable at January 31, 2001; the second note is for $200,000 and is payable over five years in monthly installments including interest at 11%.

Polymers was an inactive subsidiary with no assets or operations. As part of the transactions the U.S. Department of Agriculture, Alternative Agricultural Research and Commercialization Center (AARC) and the State of Minnesota Agricultural Research Institute (AURI) purchased 350,000 units of ETI for $350,000. Each unit consisted of one share of Common Stock and a warrant for the purchase of an additional share of Common Stock at approximately market price. ETI was required to contribute this $350,000 to Polymers as a capital contribution before the sale consummated.

The notes receivable at April 30,1996 have been recorded as a reduction of stockholders' equity. The gain on sale of this 80% Common Stock interest has been recognized on an installment basis as collections on the notes receivable occur. The recorded deferred revenue amounts represent the gain to be recorded over the five year loan terms.

Polymers has had no operations through July 31, 1996.

(6)      Notes Payable

Notes payable consist of the following:
                                                              July 31,      April 30,
                                                              --------      ---------
                                                                1996           1996
                                                              --------      ---------
Note payable to Riverside Bank secured with a first
 position on all CGP Company assets; note is payable in
 monthly installments of $4,609 including interest at
 prime plus 2%                                                $ 68,834      $ 80,651
                                                              --------      --------
                                    Total Notes Payable       $ 68,834      $ 80,651
                                                              ========      ========

The Riverside note contains several financial and other covenants. The Company is not in compliance with these covenants and the entire note balance has been classified as a current liability. The bank has not demanded payment of the note balance.


(7)      Long-Term Debt

Long-term debt consists of the following:

                                                                           July 31,       April 30,
                                                                         -----------     -----------
                                                                             1996           1996
                                                                         -----------     -----------
Note payable to Small Business Administration secured
by all CGP Company assets; due in monthly installments
of $3,263 including interest and fees at 7% through
January 2020; guaranteed by major stockholder                            $   169,676     $   176,103

Obligation under Partnership Agreement with Agricultural
Utilization Research Institute (AURI); due in monthly
installments $1,305 including interest at 6% through
March 2005                                                                   105,434         107,749

Note payable to Minnesota Office of Waste Management
in quarterly payments of $3,513 including interest at 4%
through January 2001; secured by specific equipment                           58,013          60,513

Note payable to Riverside Bank secured by various
computer and office equipment; payable in monthly
installments of $1,277 including interest at 2% through
April 1998                                                                    26,316          30,000

Note payable to Riverside Bank secured by various
computer and office equipment; payable in monthly
installments of $1,376 including interest at 9.25% through
April 1998                                                                    26,547          30,000
                                                                         -----------     -----------
                                                                         $   385,985     $   404,365
Less current portion                                                        (134,205)       (125,485)
                                                                         -----------     -----------
                                       Total Long Term Debt              $   251,780     $   278,880
                                                                         ===========     ===========

Late payments have occurred on the Minnesota Office of Waste Management note. The entire note has been classified as a current liability. The Minnesota Office of Waste Management has brought a suit against the Company seeking payment of the note balance.

(8)      Leases

The Company has several operating leases for office equipment and various operating equipment. The Company is responsible for maintenance, insurance and taxes under these leases.

(9)      Income Taxes

There is no provision for federal or state income taxes due to the operating losses incurred. There are no deferred income tax liability items. Deferred income tax assets are recorded for temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets primarily result from net operating loss carryforwards. These assets may be utilized to offset future taxable income. These assets have been reduced by a valuation account equal to the asset due to the uncertainty of utilization.

(10)     Stockholder's Equity, Stock Options and Warrants

The Company's capital structure includes 50 million of $.01 par value Capital Stock. URI has 250,000 shares of Preferred Stock authorized of which 125,000 shares are outstanding (all owned by Fluor Daniel, Inc.).

Effective August 2, 1996 the Company effected a 1 for 10 reverse stock split of the Company's Common Stock. None of the Common Stock or per share amounts have been adjusted in these July 31, 1996 consolidated financial statements to reflect this reverse split.

The Company has an incentive stock option plan which allows for the granting of up to 1,200,000 shares of Common Stock to key employees of the Company. Options may be granted at prices not less than fair market value of the Common Stock at date of grant (not less than 110% of fair market value for more than 10% owners) and are generally exercisable up to 10 years (5 years for more than 10% owners) from the grant date. All options granted were exercisable at April 30, 1996.

The Company has also granted 691,880 non-qualified options to various individuals. These options are exercisable at $.75 to $5.00 per share and expire at various dates through June 2000.

In addition, the Company has a total of 2,346,281 warrants outstanding as of July 31, 1996. These warrants expire at various dates through July 2000 at prices ranging from $.70 to $5.00 per share.

The Common Stock issued in private placements from May 1996 to July 1996 is restricted stock issued pursuant to Regulation S as exempt from the registration provisions under the 1933 Securities Act.

There was no Common Stock issued for services rendered or investment services from May 1996 to July 1996.

Preferred Stock Holders of Series II and V Preferred Stock converted 1,350 of these shares to 6,476,444 shares of Common Stock from May 1996 to July 1996. The remaining 1,288 shares are convertible into Common Stock based upon the market price of the Common Stock. Each share of Preferred Stock is valued at $1,000 and is convertible to the number of Common Shares computed, using 100% of market price (788 shares) or 65% of market price (500 shares).

The Preferred Stock has certain preferential voting and liquidation features. In addition cash dividends of approximately 9% are to be paid quarterly. Dividends of $67,593 were declared payable during the period ending July 31, 1996.

URI issued 125,000 shares of Preferred Stock in October 1995 to Fluor Daniel, Inc. for an approximate 11% interest in URI; this stock is convertible into an equal number of shares of URI Common Stock. The Preferred Stock was valued at $4 per share and exchanged for a note receivable of $500,000. Fluor Daniel, Inc. is providing development assistance to URI in carpet recycling technology implementation, construction, and consulting services; such services upon billing to URI are reflected as a reduction of the note receivable. The note receivable of $163,042 at July 31, 1996 represents services not yet provided and is recorded as a reduction of Stockholders' Equity.

In January 1996 the Company sold 80% (800 shares) of an inactive subsidiary, Clean Green Polymers, Inc. for $469,500. The buyer, Starch Tech, Inc. is a private company in which the President is a former employee of ETI. The buyer issued notes aggregating $469,500 in exchange for the Common Stock. See Note 5. Because of the related nature of these transactions, the notes receivable from Starch Tech, Inc. of $455,972 have been recorded as a reduction of Stockholders' Equity.

(11)     Litigation

Late payments have occurred on the Minnesota Office of Waste Management note. The entire note has been classified as a current liability. The Minnesota Office of Waste Management has brought a suit against the Company seeking payment of the note balance. Management is negotiating a forbearance agreement.

In October 1995, Uni-Star Industries, Ltd., an Iowa corporation ("Uni-Star"), filed suit against ETI, CGP, Evergreen Solutions, Inc., and certain former officers of ETI and CGP in Iowa's state district court under claims of breach of contract, misappropriation of trade secrets, conversion of trade secrets, equitable fraud, unfair competition, and other claims related to said defendants' alleged unauthorized use of Uni-Stars' proprietary information and trade secrets concerning a starch-based plastic technology. The defendants removed the actions of federal district court in the Southern district of Iowa, and Uni-Star subsequently brought a motion to remand the action to Iowa state district courts. Defendants resisted the motions and the federal district court summarily denied Uni-Star's motions. ETI and its wholly owned subsidiaries find Uni-Star's claims against them to be wholly without merit and consequently, intend to deny all allegations of wrongdoing and aggressively pursue a dismissal of the action.

(12)     Other Commitments and Contingencies

The Company has entered into employment agreements with certain officers and employees of the Company. The agreements, among other things, provide for initial base salaries, benefits, and termination conditions and payments. These agreements expire at various time through 1997.

(13)     Subsequent Events

On August 13, 1996 ETI's Chairman and CEO, Robin Young, resigned to pursue other business and professional interests. The Board elected Jeffrey F. Lee to replace Mr. Young as CEO of ETI. Mr Lee is also the President and CEO of ETI's majority-owned subsidiary United Recycling, Inc.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      LIQUIDITY

Cash and cash equivalents decreased from $134,564 to $60,805 from April 30, 1996 to July 31, 1996. For the same period a year ago cash and cash equivalents increased from $247 to $202,948. Decreases in cash are primarily losses from operations.

Net receivables decreased slightly from $178,206 to $169,066 from April 30, 1996 to July 31, 1996. For the same period a year ago net receivables decreased from $184,437 to $172,400.

Working capital (as defined as Current Assets minus Current Liabilities) totaled ($996,939) and ($711,005) at July 31, 1996 and April 30, 1996 respectively. The change from April 30, 1996 to July 31, 1996 is largely due to a decrease in cash and an increase in accrued expenses. Accounts payable reached $244,961 for the quarter, less than the prior year level of $359,284 but somewhat more than the $203,877 levels reached at year end - April 30, 1996. The decrease in accounts payable over the last year is attributable principally to application of proceeds from private placements of common stock to past-due accounts payable.

Cash flow from operations was ($304,771) for the three months ended July 31, 1996. Cash flow from operations for the three months ended July 31, 1995 was ($355,571).

(2)      CAPITAL RESOURCES

Expenditures and other additions to property and equipment totaled approximately $20,105 for the three months ended July 31, 1996. For the same period a year ago expenditures and other additions to property and equipment totaled ($30,738). Several pieces of equipment were sold at URI as new equipment has been purchased. For the balance of the current fiscal year the Company expects to purchase additional production equipment for United Recycling.

For the balance of fiscal 1996, cash flow from operations is not expected to be sufficient to fund operations and planned capital expenditures at both United Recycling and Clean Green Packing. Management is seeking additional capital including, but not limited to, sales of new equity and incurring additional Long-Term debt.

(3)      RESULTS OF OPERATIONS

Sales for the three months ended July 31, 1996 were $422,947, down 16% from $504,846 for the same period a year earlier. Clean Green Packing accounted for $292,920 or 69% of total sales for the quarter. United Recycling represented the remaining $130,027 or 31% of the total.

Gross profit for the three months ended July 31, 1996 was $69,978 up 49% from $47,030 for the same period a year earlier. Clean Green Packing accounted for $92,134 of the total gross profit for the quarter. United Recycling accounted for ($22,157) of the quarter's gross profit. During the quarter, gross profit as a percent of sales was 16.5%. During the quarter, Clean Green Packing reported that gross profit reached 32% of sales.

General and administrative expenses were $656,658 for the three months ended July 31, 1996, up from $445,118 for the same period a year earlier. The increase is primarily attributable to the increased headcount at United Recycling. The increase was offset by decreased General and administrative expenses ($31,000) at Clean Green Packing. This is attributable decreases in headcount.

Research and development expenses were $406 for the three months ended July 31, 1996, down from $59,453 for the same period a year earlier.

Goodwill and technology rights amortization were $32,808 for the three months ended July 31, 1996, down from $121,807 for the same period a year earlier. The decrease is attributable to the full amortization of goodwill in fiscal year 1996.

Net loss was $671,400 for the three months ended July 31, 1996, up from $601,175 for the same period a year earlier.



                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ENVIRONMENTAL TECHNOLOGIES USA, INC.
Date:  September 11, 1996



                                    By  /s/ Jeffrey F. Lee
                                        ---------------------------------------
                                        Jeffrey F. Lee, Chief Executive Officer




                      ENVIRONMENTAL TECHNOLOGIES USA, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                         For Quarter Ended July 31, 1996

Item No.       Item                                                 Method of Filing
- --------       ----                                                 ----------------
3.1            Articles of Incorporation, as amended to             Incorporated  by reference to Exhibit 3.1
               date.                                                to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).


3.2            Bylaws, as amended to date.                          Incorporated  by reference to Exhibit 3.2
                                                                    to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

4.1            Specimen Form of the Company's Common                Incorporated  by reference to Exhibit 4.1
               Stock Certificate.                                   to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

4.2            Certificate of Designation of the Company's          Incorporated  by reference to Exhibit 4.2
               Series II Preferred Stock                            to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

4.3            Certificate of Designation of the Company's          Incorporated  by reference to Exhibit 4.3
               Series III Preferred Stock                           to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

4.4            Certificate of Designation of the Company's          Incorporated  by reference to Exhibit 4.4
               Series V Preferred Stock                             to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

4.5            Certificate of Designation of the Company's          Incorporated  by reference to Exhibit 4.5
               Series U Preferred Stock                             to the  Company's  Annual  Report on Form
                                                                    10-KSB  for the fiscal  year ended  April
                                                                    30, 1996 (File No. 0-22736).

10.1           Lease Agreement dated October 30, 1991, between      Incorporated   by  reference  to  Exhibit
               URI and St. Louis Park Investment Company.           10.2   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.2           Lease Agreement dated June 3, 1991, between CGP      Incorporated   by  reference  to  Exhibit
               and Second MBT Trust.                                10.3   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.3           License Agreement dated March 25, 1992, between      Incorporated   by  reference  to  Exhibit
               the Company and the University of Minnesota.         10.4   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.4           Research Agreement dated June 1, 1992, between       Incorporated   by  reference  to  Exhibit
               the Company and the University of Minnesota.         10.5   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.5           1991 Incentive Stock Option Plan of the Company.     Incorporated   by  reference  to  Exhibit
                                                                    10.6   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.6           Form of Incentive Stock Option Agreement             Incorporated   by  reference  to  Exhibit
                                                                    10.7   to  the   Company's   Registration
                                                                    Statement   on   Form   S-1   (File   No.
                                                                    33-50562).

10.7           1994 Stock Plan.                                     Incorporated   by  reference  to  Exhibit
                                                                    10.7 to the  Company's  Annual  Report on
                                                                    Form  10-KSB  for the  fiscal  year ended
                                                                    April 30, 1994 (File No. 0-22736).

10.8           Form of Non-Statutory Stock Option Agreement         Incorporated  by  reference  to  Exhibit
                                                                    10.8 to the Company's Annual Report on
                                                                    Form 10-KSB for the fiscal year ended
                                                                    April 30, 1994 (File No. 0-22736).

10.9           Form of Restricted Stock Award Agreement             Incorporated  by  reference  to  Exhibit
                                                                    10.9  to  the   Company's   Registration
                                                                    Statement   on  Form   S-1   (File   No.
                                                                    33-50562).

10.10          Loan Agreement (and Note and Debenture) dated        Incorporated  by  reference  to  Exhibit
               December 3, 1991, between CGP and the CGP and the    10.17  to  the  Company's   Registration
               Coon Rapids Development Company.                     Statement   on  Form   S-1   (File   No.
                                                                    33-50562).

10.11          License Agreement dated as of April 19, 1993         Incorporated  by  reference  to  Exhibit
               between CGP, the Company and Warner-Lambert          10.14 to the Company's  Annual Report on
               Company.                                             Form  10-KSB for the  fiscal  year ended
                                                                    April 30, 1993 (File No. 0-22736).

10.12          Settlement Agreement and Release dated October 11,   Incorporated  by  reference  to  Exhibit
               1993 between Clean Green Packing and International   10.15 to the Company's  Annual Report on
               Grain and Milling Company.                           Form  10-KSB for the  fiscal  year ended
                                                                    April 30, 1993 (File No. 0-22736).

10.13          Merger, Acquisition and Financing Agreement dated    Incorporated  by  reference  to  Exhibit
               October 7, 1993 between the Company and One          10.16 to the Company's  Annual Report on
               Capital Corporation.                                 Form  10-KSB for the  fiscal  year ended
                                                                    April 30, 1993 (File No. 0-22736).

10.14          Financial Advisory Services Agreement dated          Incorporated   by   reference  to  Exhibit
               October 7, 1993 between the Company and One          10.17 to the  Company's  Annual  Report on
               Capital Corporation.                                 Form  10-KSB  for the  fiscal  year  ended
                                                                    April 30, 1993 (File No. 0-22736).

10.15          Technology Transfer Agreement, dated January 31,     Incorporated   by   reference  to  Exhibit
               1994 between the Company and FoamLite Texas          10.15 to the  Company's  Annual  Report on
               Corporation.                                         Form  10-KSB  for the  fiscal  year  ended
                                                                    April 30, 1994 (File No. 0-22736).

10.16          Lease Agreement, dated March 12, 1996 between        Incorporated   by   reference  to  Exhibit
               Kokette Properties Inc. and URI                      10.16 to the  Company's  Annual  Report on
                                                                    Form 10-KSB for the fiscal year ended
                                                                    April 30, 1996 (File No. 0-22736).

10.17          Sublease, dated March 20, 1996 between Berkley       Incorporated   by   reference  to  Exhibit
               Administrators and URI                               10.17 to the  Company's  Annual  Report on
                                                                    Form 10-KSB for the fiscal year ended
                                                                    April 30, 1996 (File No. 0-22736).

10.18          License  Agreement, dated March 1, 1995, between     Incorporated   by   reference  to  Exhibit
               the Company and KSU Research Foundation.             10.18 to the  Company's  Annual  Report on
                                                                    Form 10-KSB for the fiscal year ended
                                                                    April 30, 1996 (File No. 0-22736).

10.19          Office/Warehouse Lease, dated October 21, 1994,      Incorporated   by   reference  to  Exhibit
               by and between Crown Packaging Corp. and CGP.        10.19 to the  Company's  Annual  Report on
                                                                    Form 10-KSB for the fiscal year ended
                                                                    April 30, 1996 (File No. 0-22736).

21.1           Subsidiaries of the Company.                         Incorporated  by reference to Exhibit 21.1
                                                                    to the Company's Annual Report on Form
                                                                    10-KSB for the fiscal year ended April
                                                                    30, 1996 (File No. 0-22736).

27.1           Financial Data Schedule                              Filed Herewith