Form 10QSB
period 1996-10-31
ENVIRONMENTAL TECHNOLOGIES USA INC
filed 1996-12-16
CIK 885769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 1996

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


         INDICATE BY CHECK MARK WHETHER THE COMPANY (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES[ X ] NO [ ].

         AS OF DECEMBER 11, 1996, 4,045,915 SHARES OF COMMON STOCK OF THE COMPANY WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE COMPANY AS OF THAT DATE (BASED UPON THE LAST REPORTED SALE PRICE OF THE COMMON STOCK AT THAT DATE BY THE NASDAQ SYSTEM), EXCLUDING OUTSTANDING SHARES BENEFICIALLY OWNED BY THE DIRECTORS AND OFFICERS, WAS APPROXIMATELY $445,051. THE COMPANY EFFECTED A 1 FOR 10 REVERSE STOCK SPLIT EFFECTIVE AUGUST 5, 1996.

         TRANSITIONAL SMALL BUSINESS FORMAT (CHECK ONE): YES _____ NO   __X__

================================================================================


                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                        PAGE NUMBER

         CONSOLIDATED BALANCE SHEET (UNAUDITED)
         AS OF OCTOBER 31, 1996 AND OCTOBER 31, 1995                      3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
         FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995               4


         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995   5


         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                15


ITEM 6.  EXHIBITS AND REPORTS

         a. SEE EXHIBIT INDEX ON PAGE                                    17







                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      October 31, 1996 and October 31, 1995
                                   (UNAUDITED)

                                                                                     October 31,       October 31,
                                      ASSETS                                            1996              1995
                                                                                     ------------      ------------
Current Assets
      Cash and cash equivalents                                                      $     47,223      $  1,291,091
      Accounts receivable less allowance for Doubtful Accounts                            439,273           203,397
      Notes receivable--Employee                                                           21,555             3,466
      Inventories                                                                          91,049           101,518
      Prepaid expenses and other assets                                                    47,792           148,259
                                                                                     ------------      ------------
        Total current assets                                                              646,891         1,747,731

Property
      Leasehold improvements                                                               84,504           116,182
      Equipment                                                                         2,336,619         2,171,519
      Furniture and fixtures                                                              151,988           107,880
                                                                                     ------------      ------------
                                                                                        2,573,111         2,395,581
      Less accumulated depreciation and amortization                                   (1,082,451)         (912,296)
                                                                                     ------------      ------------
        Net property and equipment                                                      1,490,660         1,483,284

      Restricted Cash                                                                        --              15,000
      Patent Rights                                                                        33,976            47,267
      Goodwill and technology rights, net of amortization                                 312,203           414,532
      Investments in Clean Green Polymers                                                    --                --
      Other assets                                                                         43,324            27,411

                                                                                     ------------      ------------
        Total other assets                                                                389,504           504,210
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $  2,527,055      $  3,735,226
                                                                                     ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable                                                                  $    156,689      $    205,247
      Accounts payable                                                                    480,864           353,386
      Accrued expenses                                                                    752,832           563,552
      Dividends Payable                                                                    86,180              --
      Deferred Revenue                                                                       --                --
      Current portion of long-term liabilities                                            130,674           100,455
                                                                                     ------------      ------------
          Total current liabilities                                                     1,607,239         1,222,640

Long-term liabilities
      Capitalized lease obligations                                                        43,247             7,987
      Long-term debt less current portion                                                 364,043           444,819
      Less Current Portion                                                               (130,674)         (100,455)
                                                                                     ------------      ------------
                                                                                          276,615           352,351


Deferred Revenue, Sale of Clean Green Polymers, Inc.                                      102,780              --


Stockholders' equity:
      Common Stock, par value $.01 per share; Authorized 5,000,000 shares;
        issued and outstanding 4,001,789 shares at
        Oct 31, 1996 and 15,576,869 at Oct 31, 1995                                        40,018           155,769
      Preferred Stock U-Stock, par value $.01 per share; Authorized 1,400,000
        shares;  issued and outstanding 1,075,516 shares at Oct 31, 1996                   10,755            10,755
      Preferred Stock--ETI Convertible par value $.01 per share; Authorized 6538
        shares;  issued and outstanding 592 shares at Oct 31, 1996                              6             6,015
      URI Preferred Stock, No Par Value                                                   500,000              --
      Additional paid-in capital                                                       22,048,706        19,424,877
      Retained Earnings (Deficit)                                                     (21,627,672)      (17,184,057)
                                                                                     ------------      ------------
                                                                                          971,813         2,413,359

      Notes receivable from sale of stock One Capital                                        --            (253,125)
      Notes receivable from sale of stock Fluor Daniel                                   (161,892)             --
      Notes receivable from sale of stock Starch Tech                                    (269,500)             --
        Inc. for Clean Green Polymers, Inc. Common Stock
                                                                                     ------------      ------------
        Total stockholders' equity                                                        540,421         2,160,235
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  2,527,055      $  3,735,226
                                                                                     ============      ============







              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                             Three months ended                   Six months ended
                                                                 October 31,                        October 31,
                                                       ==============================      ==============================
                                                          1996               1995             1996               1995
                                                       ------------      ------------      ------------      ------------
Revenue ..........................................     $    483,455      $    544,948      $    906,402      $  1,049,794
Cost of Goods Sold ...............................          431,265           505,502           784,235           963,318
                                                       ------------      ------------      ------------      ------------

      Gross Profit ...............................           52,189            39,446           122,167            86,476

Selling, general and administrative expenses:
      General and administrative .................          531,654           620,043         1,188,312         1,065,161
      Research and development ...................             --              18,506               406            77,959
      Goodwill and technology rights amoritization           32,808            81,739            65,615           203,546
                                                       ------------      ------------      ------------      ------------

        Total expenses ...........................          564,462           720,288         1,254,333         1,346,666
                                                       ------------      ------------      ------------      ------------
        Loss from operations .....................         (512,273)         (680,842)       (1,132,167)       (1,260,190)

Other Income (expense)
      Interest income ............................            5,072               159            10,849               466
      Interest expense ...........................           (7,347)          (27,655)          (12,758)          (49,767)
      Other ......................................           22,140                84           (29,731)               61
                                                       ------------      ------------      ------------      ------------

        Total other income (expense) .............           19,866           (27,412)          (31,641)          (49,239)
                                                       ------------      ------------      ------------      ------------

        Net loss .................................     $   (492,407)     $   (708,254)     $ (1,163,807)     $ (1,309,429)
                                                       ============      ============      ============      ============

Net loss per share ...............................     $      (0.10)     $      (0.05)     $      (0.07)     $      (0.09)
                                                       ============      ============      ============      ============

Weighted average common shares and
  common share equivalents outstanding ...........        4,864,316        15,419,015        17,228,841        14,763,624
                                                       ============      ============      ============      ============



              ENVIRONMENTAL TECHNOLOGIES USA, INC. AND SUBSIDIARIES

                       Consolidated Statement of Cash Flow
                                   (UNAUDITED)

                                                                                Six months ended
                                                                                   October 31,
                                                                            ============================
                                                                               1996             1995
                                                                            -----------      -----------
Cash flows from operating activities:
    Net loss                                                                $(1,163,807)     $(1,309,429)
    Adjustment to Reconcile Net (Loss) to Net Cash (Used In)
      Operating Activities:
        Fluor Daniel, Inc. Consulting Services Incurred Against
          Note Receivable                                                        21,838
        Common Stock Issued for Employee Compensation or Services                  --             36,042
        Depreciation and amortization                                           150,036          326,955
        Loss (Gain) on Disposal of Leasehold Improvements and Equipment         (29,031)
        Changes in operating assets and liabilities,
          Accounts Receivable & Notes Receivable                               (265,567)         (18,960)
          Inventories                                                           (36,942)         (22,784)
          Prepaid expenses                                                        9,745         (109,351)
          Accounts payable                                                      276,987          (22,440)
          Accrued expenses                                                       70,277          (22,593)
          Deferred revenue                                                      (15,600)            --
                                                                            -----------      -----------

    Net Cash Provided by (Used In) Operating Activities                        (982,064)      (1,142,562)

Cash flows from investing activities:
    Additions to Leasehold Improvements and Equipment                            (5,968)        (133,310)
    Purchase of intangible assets                                                  --
    Proceeds from equipment sold                                                 87,617
    Decrease (increase) in other assets                                          10,407            3,986
                                                                            -----------      -----------

    Net cash (used in) investing activities                                      92,056         (129,324)

Cash flows from financing activities:
    Payments of Short-Term Debt                                                 (23,962)         (26,708)
    Net proceeds from Issuance of Common Stock and Preferred Stock              268,749        2,609,682
    Collection on Starchtech, Inc. Notes Receivable                              20,666             --
    Cancellation of Starchtech Note                                             175,998
    Reclassification of One Capital Note                                        218,125
    Contributions to Capital of Clean Green Polymers                               --               --
    Preferred Stock Dividends Paid                                              (16,588)            --
    Proceeds from Downpayment Clean Green Packing                               100,000
    Proceeds from Issuance of Secured Note                                      100,000
    Proceeds from Issuance of Long-Term Liabilities                                --               --
    Repayments on long-term liabilities                                         (40,322)         (20,245)

    Net cash provided by financing activities                                   802,667        2,562,729

Increase (decrease) in cash and cash equivalents                                (87,341)       1,290,844

Cash and cash equivalents at the beginning of period                            134,564              247
                                                                            -----------      -----------

Cash and cash equivalents at the end of period                              $    47,223      $ 1,291,091
                                                                            ===========      ===========




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

The consolidated financial statements presented herein as of October 31, 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period.

(2)      Significant Accounting Policies

Business Segment Information: The Company considers itself to be engaged in principally one business segment which is the recycling of used carpeting into industrial materials and the production of recyclable loose-fill packing material.

Inventories: Inventories consist of CGP raw materials and CGP and URI finished goods which are valued at the lower of cost (first in, first out basis) or market.

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

                                                      Years
                  Leasehold improvements             2.5 - 7
                  Equipment                            2 - 10
                  Furniture and fixtures               3 - 7

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Such receivables are generally unsecured; however this credit risk is limited due to the large number of customers at CGP and the nature of the customers at URI. The larger receivables at URI are usually large national or international established companies.

Revenue Recognition: Both URI and CGP recognize revenue for sales in the normal course of business at the time of shipment. URI also recognizes revenue from carpet collection services upon providing such services.

Deferred Revenue: This revenue resulted from the Polymers sale and is recognized as collections on the note receivable occur. The amount was reduced in October (See Note 4 & 5).

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

(3)      Going Concern Uncertainties

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The company has incurred net losses of $1,163,807 for the six months ended October 31, 1996. The Company has an accumulated retained earnings deficit of $21,627,672 and a working capital deficit of $1960.348 at October 31, 1996. The Company ultimately is dependent upon additional equity, debt financing, and/or sale of assets, as well as positive cash flows from operating activities to continue operations. Management is continuing its efforts to obtain additional equity and/or debt financing and sell appropriate assets while restructuring operations at URI to reduce costs and achieve positive cash flows from operations and prepare for national expansion of URI.

The Company was delisted from NASDAQ on August 23, 1996 due to the Company's inability to meet minimum NASDAQ requirements.

(4)      Potential Sale of Clean Green Packing Company of Minnesota, Inc.

In June 1996, ETI negotiated an agreement in principle subject to due diligence with International Absorbents, Inc. to sell substantially all of the assets and liabilities of CGP. On August 27, 1996 International Absorbents withdrew their offer to purchase CGP.

ETI has negotiated an agreement with Minnesota Starch Polymers, Inc. (MSPI), formerly known as Starchtech, Inc. or Clean Green Polymers, to sell all of the stock and associated assets of CGP and has signed a letter of intent to do so subject to final negotiations and lender and other approvals. On October 15, 1996, the buyer paid to ETI the initial sum of $100,000 in cash and assumed the ETI obligation to the University of Minnesota ("University") of approximately $134,332 due to the University for research performed. This released the buyer from the $200,000 promissory note issued by ETI to MSPI on February 1, 1996, transferred the technology rights from the Company to MSPI, and eliminated ETI's investment in Starchtech. In the event the assets are not acquired by the Purchaser, the second promissary note issued to ETI by MSPI on February 1, 1996, in the original principal sum of $269,500 shall be replaced by a note with a principal balance of $134,750. A cash payment of $200,000, subject to adjustment, will be made at the closing date of the sale scheduled for the middle of December. If the sale is not closed on or before January 2, 1997, either party may terminate negotiations and their obligations under this letter of intent.

(5)      Investment in Minnesota Starch Polymers, Inc. (Clean Green Polymers,
         Inc.)

The Company sold it's 20% ownership of Minnesota Starch Polymers, Inc. (formerly known as Clean Green Polymers, Inc.--See Note 4) as part of the letter of intent to buy Clean Green Packing. The Company received $100,000 cash and assigned the liability owed to the University of Minnesota ("University") of $134,332 in exchange for the note and the University technology rights.

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

The $269,500 note receivable at April 30,1996 have been recorded as a reduction of stockholders' equity. The gain on sale of this Common Stock interest has been recognized on an installment basis as collections on the note receivable occurs. The recorded deferred revenue amounts represent the gain to be recorded over the five year loan terms.

Polymers has had no operations through October 31, 1996.

(6)      Notes Payable

Notes payable consist of the following:
                                                            Oct 31,    April 30,
                                                             1996        1996
                                                           --------    ---------
Note payable to Riverside Bank secured
 with a first position on all CGP
 Company assets; note is payable in
 monthly installments of $4,609
 including interest at prime plus 2%                       $ 56,689    $  80,651

Note payable to investor secured by
 equipment at URI; note is payable
 within 120 days of October 11, 1996.
 Interest of 3% per month accrues on the
 note.                                                     $100,000            0
                                                           --------    ---------
                                      Total Notes Payable  $156,689    $  80,651
                                                           ========    =========

The Riverside note contains several financial and other covenants. The Company is not in compliance with these covenants and the entire note balance has been classified as a current liability. The bank has not demanded payment of the note balance.


(7)      Long-Term Debt

Long-term debt consists of the following:

                                                         Oct 31,      April 30,
                                                           1996        1996
                                                        ---------    ---------
Note payable to Small Business
 Administration secured by all CGP
 Company assets; due in monthly
 installments of $3,263 including
 interest and fees at 7% through January
 2020; guaranteed by major stockholder
 to be assumed by the purchaser of CGP                  $ 163,139    $ 176,103

Obligation under Partnership Agreement
 with Agricultural Utilization Research
 Institute (AURI); due in monthly
 installments $1,305 including interest
 at 6% through March 2005. To be assumed
 by the purchaser of CGP                                  103,102      107,749

Note payable to Minnesota Office of
 Waste Management in quarterly payments
 of $3,513 including interest at 4%
 through January 2001; secured by
 specific equipment                                        52,168       60,513

Note payable to Riverside Bank secured
 by various computer and office
 equipment; payable in monthly
 installments of $1,277 including
 interest at 2% through April 1998                         22,615       30,000

Note payable to Riverside Bank secured
 by various computer and office
 equipment; payable in monthly
 installments of $1,376 including
 interest at 9.25% through April 1998                      23,020       30,000
                                                        ---------    ---------
                                                        $ 364,043    $ 404,365
Less current portion                                     (130,674)    (125,485)
                                                        ---------    ---------
                        Total Long Term Debt            $ 233,368    $ 278,880
                                                        =========    =========

Late payments had occurred on the Office of Environmental Assistance (OEA) note The entire note has been classified as a current liability. The OEA had brought a suit against the Company seeking payment of the note balance. In October, the OEA and URI/ETI reached agreement on the repayment of the loan. Based on meeting certain terms the OEA withdrew the calling of the loan.

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

(10)     Stockholder's Equity, Stock Options and Warrants

The Company's capital structure includes 5 million of $.01 par value Capital Stock. URI has 250,000 shares of Preferred Stock authorized of which 125,000 shares are outstanding (all owned by Fluor Daniel, Inc.).

Effective August 2, 1996 the Company effected a 1 for 10 reverse stock split of the Company's Common Stock. The Common Stock or per share amounts have been adjusted in these October 31, 1996 consolidated financial statements to reflect this reverse split.

The Company has an incentive stock option plan which allows for the granting of up to 120,000 shares of Common Stock to key employees of the Company. Options may be granted at prices not less than fair market value of the Common Stock at date of grant (not less than 110% of fair market value for more than 10% owners) and are generally exercisable up to 10 years (5 years for more than 10% owners) from the grant date.

The Company has also granted 62,188 non-qualified options to various individuals. These options are exercisable at $7.50 to $50.00 per share and expire at various dates through June 2000.

In addition, the Company has a total of 121,628 warrants outstanding as of October 31, 1996. These warrants expire at various dates through July 2000 at prices ranging from $5.00 to $50.00 per share.

The Common Stock issued in private placements from May 1996 to October 1996 is restricted stock issued pursuant to Regulation S as exempt from the registration provisions under the 1933 Securities Act.

There was 137,500 shares of Common Stock issued for services rendered or investment services from May 1996 to October 1996.

Preferred Stock Holders of Series II, III and V Preferred Stock converted 2,046 shares to 6,879,121 shares of Common Stock from May 1996 to October 1996. The remaining 592 shares are convertible into Common Stock based upon the market price of the Common Stock. Each share of Preferred Stock is valued at $1,000 and is convertible to the number of Common Shares computed, using 100% of market price.

The Preferred Stock has certain preferential voting and liquidation features. In addition cash dividends of approximately 9% are to be paid quarterly. Dividends of $21,587 were declared payable during the period ending October 31, 1996. Dividends payable for the period May 1 to October 31, 1996 total $86,180.

URI issued 125,000 shares of Preferred Stock in October 1995 to Fluor Daniel, Inc. for an approximate 11% interest in URI; this stock is convertible into an equal number of shares of URI Common Stock. The Preferred Stock was valued at $4 per share and exchanged for a note receivable of $500,000. Fluor Daniel, Inc. is providing development assistance to URI in carpet recycling technology implementation, construction, and consulting services; such services upon billing to URI are reflected as a reduction of the note receivable. The note receivable of $161,892 at October 31, 1996 represents services not yet provided and is recorded as a reduction of Stockholders' Equity.

In January 1996 the Company sold 80% (800 shares) of an inactive subsidiary, Clean Green Polymers, Inc. for $469,500. The buyer, Starch Tech, Inc. is a private company in which the President is a former employee of ETI. The buyer issued notes aggregating $469,500 in exchange for the Common Stock. In October 1996, the Company sold its remaining 20% of Clean Green Polymers, Inc. (See Notes 4 & 5). Because of the related nature of these transactions, the note receivable from Starch Tech, Inc. of $269,500 have been recorded as a reduction of Stockholders' Equity.

The note receivable from the sale of stock to One Capital has been reclassified to an accounts receivable because One Capital is in default of the note. Management has called the note.

(11)     Litigation

Late payments had occurred on the Office of Environmental Assistance (OEA) note. The OEA had brought a suit against the Company seeking payment of the note balance. In October, the OEA and URI/ETI reached agreement on the repayment of the loan. Based on meeting certain terms the OEA withdrew the calling of the loan.

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

In August of 1996, the Company canceled a transaction in progress associated with an $825,000 Reg. S transaction and associated contract with Corporate Relations Group (CRG). The Company is currently in discussions with counsel for the investors and believes that this matter will be settled at no significant cost to the Company.

(12)     Other Commitments and Contingencies

The Company has entered into employment agreements with certain officers and employees of the Company. The agreements, among other things, provide for initial base salaries, benefits, and termination conditions and payments. These agreements expire at various time through 1997.

(13)     Subsequent Events

Shares were not received by an investor for funds invested in May of 1996. There is some question whether the investor will accept the shares as completion of the transaction. Additional demands for stock or cash may be made.

URI has two claims in conciliation court totaling $1,515 that have risen out of payables due to vendors.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY

Cash and cash equivalents decreased from $134,564 to $47,223 from April 30, 1996 to October 31, 1996. For the same period a year ago cash and cash equivalents increased from $241 to $1,291,091. Decreases in cash are primarily losses from operations.

Net receivables increased from $178,206 to $439,273 from April 30, 1996 to October 31, 1996. For the same period a year ago net receivables decreased from $225,937 to $203,397. $218,125 represents a reclassification of a note receivable from sale of stock to an accounts receivable due to default on the note.

Working capital (as defined as Current Assets minus Current Liabilities) totaled ($960,348) and 525,091 at October 31, 1996 and October 31, 1995 respectively. The change from October 31, 1995 to October 31, 1996 is largely due to a decrease in cash and an increase in accrued expenses and accounts payable. Accounts payable reached $480,864 for the quarter, greater than the prior year level of $353,386 and the $203,877 levels reached at year end - April 30, 1996.

Cash flow from operations was ($982,064) for the six months ended October 31, 1996. Cash flow from operations for the six months ended October 31, 1995 was ($1,142,562).

(2) CAPITAL RESOURCES

Expenditures and other additions to property and equipment totaled approximately $5,968 for the six months ended October 31, 1996. For the same period a year ago expenditures and other additions to property and equipment totaled $133,310. Several pieces of equipment were sold at URI as new equipment has been purchased. For the balance of the current fiscal year the Company expects to purchase additional production equipment for United Recycling.

For the balance of fiscal 1997, cash flow from operations is not expected to be sufficient enough to fund operations and planned capital expenditures at both United Recycling and Clean Green Packing. Management is seeking additional capital including, but not limited to, sales of new equity and incurring additional Long-Term debt.

(3) RESULTS OF OPERATIONS

Sales for the three months ended October 31, 1996 were $483,455, down 11% from $544,948 for the same period a year earlier. Clean Green Packing accounted for $315,611 or 65% of total sales for the quarter. United Recycling represented the remaining $167,845 or 35% of the total.

Gross profit for the three months ended October 31, 1996 was $52,189 up 32% from $39,446 for the same period a year earlier. Clean Green Packing accounted for $101,032 of the total gross profit for the quarter. United Recycling accounted for ($48,843) of the quarter's gross profit. During the quarter, gross profit as a percent of sales was 11%. During the quarter, Clean Green Packing reported that gross profit reached 32% of sales. Gross profit at URI is up 51% from the same period a year earlier.

General and administrative expenses were $531,654 for the three months ended October 31, 1996, down from $620,043 for the same period a year earlier. The decrease is primarily attributable to fewer personnel at URI and ETI.

Research and development expenses were $0 for the three months ended October 31, 1996, down from $18,506 for the same period a year earlier.

Goodwill and technology rights amortization were $32,808 for the three months ended October 31, 1996, down from $81,739 for the same period a year earlier. The decrease is attributable to the full amortization of goodwill in fiscal year 1996.

Net loss was $492,407 for the three months ended October 31, 1996, down from $708,254 for the same period a year earlier.


                      ENVIRONMENTAL TECHNOLOGIES USA, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                       For Quarter Ended October 31, 1996


Item No.       Item                                                    Method of Filing
--------       ----                                                    ----------------
3.1            Articles of Incorporation, as amended to date.          Incorporated  by reference to Exhibit 3.1
                                                                       to the  Company's  Annual  Report on Form
                                                                       10-KSB  for the fiscal  year ended  April
                                                                       30, 1996 (File No. 0-22736).

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

4.1            Specimen  Form  of  the  Company's   Common  Stock      Incorporated  by reference to Exhibit 4.1
               Certificate.                                            to the  Company's  Annual  Report on Form
                                                                       10-KSB  for the fiscal  year ended  April
                                                                       30, 1996 (File No. 0-22736).

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

10.19          Office/Warehouse  Lease, dated October 21, 1994, by     Incorporated   by   reference  to  Exhibit
               and between Crown Packaging Corp. and CGP.              10.19 to the  Company's  Annual  Report on
                                                                       Form  10-KSB  for the  fiscal  year  ended
                                                                       April 30, 1996 (File No. 0-22736).

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



                                          ENVIRONMENTAL TECHNOLOGIES USA, INC.
Date:  December 13, 1996



                                     By  /s/ Jeffrey F. Lee
                                         Jeffrey F. Lee, Chief Executive Officer